Form 10-Q
period 2014-03-31
Ournett Holdings, Inc.
filed 2014-05-20
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to____________

Commission file number 333-192415

OURNETT HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-192415	46-3545939
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

122 East 42nd Street

New York, New York 10168

 (Address of principal executive offices) (Zip code)

Issuer’s telephone number: 212-986-1544

None

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 40,776,020 shares outstanding of registrant’s common stock, par value $.00001 per share, as of May 13, 2014

OURNETT HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit) for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	5
	Condensed Consolidated Statement of Cash Flows for Six Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information	15

Signatures		17

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Ournett Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet

ASSETS

	March 31, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash	$6,740	$87,071
Prepaid expenses	—	3,000
Total Assets	$6,740	$90,071

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$58,217	$—
Total Current Liabilities	58,217	—

Long Term Liabilities
Accrued interest-related party	334	19
Note payable - related party	68,417	61,992
Total Long Term Liabilities	68,751	62,011

Total Liabilities	126,968	62,011

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,	—	—
none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
39,596,500 issued and outstanding	396	391
Common stock subscribed	12,025	—
Less: Stock subscription receivable	(5,000)	(241)
Additional paid-in capital	114,088	107,793
Deficit accumulated during the development stage	(241,737)	(79,883)
Total Stockholders' Deficit	(120,228)	28,060

Total Liabilities and Stockholders' Deficit	$6,740	$90,071

See accompanying notes to condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the Period From August 26, 2013 (Inception)
	March 31, 2014	March 31, 2014	to March 31, 2014

Operating Expenses
General and Administrative	84,132	161,539	241,416
Total Operating Expenses	84,132	161,539	241,416

Loss from Operations	(84,132)	(161,539)	(241,416)

Other Expenses
Interest Expense, net	(160)	(315)	(321)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(84,292)	(161,854)	(241,737)

Provision for Income Taxes	—	—	—

NET LOSS	$(84,292)	$(161,854)	$(241,737)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	39,266,500	39,206,169

See accompanying notes to condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the period from August 26, 2013 (Inception) to March 31, 2014
(Unaudited)

						Deficit
						accumulated
	Preferred Stock		Common Stock		Additional	during the
					paid-in	development	Stock	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Subscribed	Receivable	Equity

Balance August 26, 2013	—	$—	—	$—	$—	$—	$—	$—	$—

Common stock issued for cash to founders ($0.00001)	—	—	31,441,500	314	—	—	—	(241)	73

Common stock issued for cash ($0.014/ per share)	—	—	7,605,000	76	106,394	—	—	—	106,470

Common stock issued for services ($0.014/ per share)	—	—	100,000	1	1,399	—	—	—	1,400

Net loss for the period August 26, 2013 (inception) to September 30, 2013	—	—	—	—	—	(79,883)	—	—	(79,883)

Balance, September 30, 2013	—	$—	39,146,500	$391	$107,793	$(79,883)	$—	$(241)	$28,060

Cash collected on subscription receivable	—	—	—	—	—	—	—	241	241

Common stock subscribed ($0.025/ per share)	—	—	—	—	—	—	8,000	(5,000)	3,000

Common stock subscribed ($0.014/ per share)	—	—	—	—	—	—	4,025	—	4,025

Common stock issued for services ($0.025/ per share)	—	—	450,000	5	6,295	—	—	—	6,300
					—
Net loss, for the six months ended March 31, 2014	—	—	—	—	—	(161,854)	—	—	(161,854)

Balance, March 31, 2014	—	$—	39,596,500	$396	$114,088	$(241,737)	$12,025	$(5,000)	$(120,228)

See accompanying notes to condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Period From August 26, 2013 (Inception)
	March 31, 2014	to March 31, 2014
Cash Flows Used In Operating Activities:
Net Loss	$(161,854)	$(241,737)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	6,300	7,700
Changes in operating assets and liabilities:
Increase in accounts payable	58,217	58,217
Decrease in prepaid expenses	3,000	—
Increase in accrued expenses	315	334
Net Cash Used In Operating Activities	(94,022)	(175,486)

Cash Flows From Financing Activities:
Proceeds from note payable	—	—
Proceeds from note payable- related party	6,425	1,896
Proceeds from note payable	—	66,521
Proceeds from stock subscriptions	7,025	113,568
Cash collected from subscription receivable	241	241
Net Cash Provided by Financing Activities	13,691	182,226

Net (Decrease)/Increase in Cash	(80,331)	6,740

Cash at Beginning of Year/Period	87,071	—

Cash at End of Year/Period	$6,740	$6,740

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable for $5,000

See accompanying notes to condensed consolidated financial statements

OURNETT HOLDINGS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF MARCH 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Ournett Holdings, Inc. was incorporated under the laws of the State of Nevada on August 26, 2013. Ournett, Inc., a wholly owned subsidiary, was incorporated under the laws of the State of New York also on August 26, 2013. Collectively, Ournett Holdings, Inc. and Ournett, Inc. make up the consolidated company (the “Company”) as of August 26, 2013 (date of Inception).

The Company was formed to develop a local e-commerce marketplace that connects merchants to consumers through its bloggers by offering goods and services at a discount.

The Company’s success will depend on continued employment of the existing executive officers and directors for the development of the Company’s platform. Such experience will be important to the establishment of the business. The loss of these individuals during this early development stage could disrupt and negatively affect the business and operations.  The success also depends on having highly trained technical and customer support personnel.

(B) Basis of Presentation

The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. The unaudited condensed financial statements should be read in conjunction with the September 30, 2013 financial statements and footnotes thereto included in the Company’s Registration Statement included in Form S-1/A filed on March 11, 2014.

The Company is in the development stage as defined under Accounting Standards Codification (“ASC”) subtopic 915-10 Development Stage Entities and its efforts have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2014, the Company has accumulated losses of $241,737.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF MARCH 31, 2014

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues, used cash in operations of $175,486 from inception and has a net loss since inception of $241,737. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

(D) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Ournett Holdings, Inc. and its wholly owned subsidiary, Ournett, Inc.  All intercompany accounts have been eliminated upon consolidation.

(E) Use of Estimates

In preparing the condensed consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets. Actual results could differ from those estimates.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 the Company had no cash equivalents.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (FASB) ASC No. 260, “Earnings Per Share.” As of March 31, 2014 there were no common share equivalents outstanding.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF MARCH 31, 2014

(H) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the America Institute of CPA’s (AICPA), and the U.S. Securities and Exchange Commission (SEC), did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2 NOTES PAYABLE – RELATED PARTY

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2014, the Company accrued interest in the amount of $10.

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $23,024. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2014, the Company accrued interest in the amount of $122.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF MARCH 31, 2014

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $24,980. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. On March 6, 2014 the Company executed an unsecured, non-interest bearing, due on March 6, 2024 promissory note payable to the same stockholder in the amount of $6,425. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2014, the Company accrued interest for both notes in the amount of $138.

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $12,092. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2014, the Company accrued interest in the amount of $64.

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the six months ended March 31, 2014, the Company issued 450,000 shares of common stock for $6,300 ($0.025/share). Additionally, investors have subscribed to purchase 320,000 shares at $0.025/share and 287,500 shares at $0.014/shares of which $7,025 have been received by the company and $5,000 is a subscription receivable which was collected in April 2014. For the period from inception to September 30, 2013, the Company issued 7,605,000 shares of common stock for $106,470 ($0.014/share) for cash.

For the period from inception to September 30, 2013, the Company also issued 31,441,500 shares of common stock to its six founders for $314 ($0.00001 per share) less stock subscription receivable of $241 which was collected in October 2013.

(B) Stock Issued for Services

For the six months ended March 31, 2014, the Company issued 450,000 shares of common stock in exchange for consulting services valued at $6,300 ($0.014/share).

For the period ended September 30, 2013, the Company issued 100,000 shares of common stock in exchange for consulting services valued at $1,400 ($0.014/share).

(C) Preferred Stock

The Company was incorporated on August 26, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. As of March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF MARCH 31, 2014

NOTE 4 RELATED PARTY TRANSACTIONS

Our executive, administrative, and operating offices are located at 500 Fifth Avenue, Suite 1420, New York, New York 10110. We lease this space from Miguel Sebastia, an officer director, and shareholder at no cost.

NOTE 5 SUBSEQUENT EVENT

Subsequent to March 31, 2014, the Company issued 1,179,520 shares of common stock for $29,488 ($0.025/share), of which $5,027 is a subscription receivable.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months months ended March 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes for the period from August 26, 2013 (inception) through September 30, 3013 thereto included in our recently filed Form S-1 Registration Statement and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward Looking Statements

Some of the statements contained in this prospectus that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this prospectus, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition; and
●	General economic conditions.

All written and oral forward-looking statements made in connection with this prospectus that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

To date, we have been focused on forming our company and other administrative matters in addition to developing our website and negotiating agreements with merchants and marketing partners or bloggers.  In addition, we have also begun our evaluation of outside web designs, software developers and other service providers.

From August 2013 through the date hereof, we have incurred approximately $11,500 in expenses associated with the development of our ecommerce solution representing approximately 900 work hours. We have a team divided into three departments ((i) Management and Design, (ii) Development and (iii) Computer Programming) and a multidisciplinary group has worked to develop the design, the applications, the software and server. The work that has been done to date has been in connection with design of the website, the backend solution, the development of APPS and development of 3D APPS.

With respect to the web architecture, we have elected to not utilize open sources but have instead elected to develop the web architecture from the ground up providing us with additional security.

The applications that have been developed are available for IOS and are being adapted for Android platforms. These include geolocator for businesses, shows and events, amusement games for children and travel notebooks.

Ournett has also negotiated with Best Buy and Softlayer to handle purchases for future bloggers and users. We have also engaged a musician and artist.

Our specific goal is to:

-	continue to engage consultants for the design and development of our web site and e-commerce platform; and
-	negotiate and finalize agreements with bloggers to assist in the marketing and advertizing of our e-commerce marketplace.

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services.  We believe that we will have to spend approximately $10,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  We expect that our website will be fully functional no later than June 30, 2014.  While developing our website, we expect to concurrently finalize our agreements with our bloggers.  If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything else.  Once the website goes live, we expect that we will need to spend at minimum $25,000 per year to maintain our website.  Further, following the effective date of this prospectus, we will be a reporting company and in order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $75,000 per year.  As a result of our expected expenses, we will be required to raise additional debt or equity financing of which there is no guarantee that such financing will be available or available on acceptable terms.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to develop our website, network infrastructure, and transaction processing systems; and secure third parties to create the website, services and software to be offered on our website.  We are seeking equity financing to provide for the capital required to implement our operations.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the three months and six months ended March 31, 2014, the Company incurred net losses from operations in the amount of $84,292 and $161,854, respectively and incurred net losses from operations in the amount of $241,737 for the period from Inception to March 31, 2014. For the three months and six months ended March 31, 2014, the Company incurred general and administrative expenses in the amount of $84,132 and $161,539, respectively and incurred general and administrative expenses in the amount of $241,416 for the period from Inception to March 31, 2014. We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933.  We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our marketplace, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.

As of March 31, 2014, we had $6,740 of cash on hand.  As of May 16, 2014, we currently have $10,126.   We expect that we will be able to continue in operations until September 2014

On September 19, 2013, we executed an unsecured, non-interest bearing, due on September 18, 2023 promissory note payable to Alfonso Lloret Garcia, a shareholder of our company, in the amount of $1,896.  Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest bearing, due on September 18, 2023 promissory note payable to Acisclo Perez Moral, a shareholder of our company, in the amount of $23,024.  Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest bearing, due on September 18, 2023 promissory note payable to Jose Corominas Soler, a shareholder of our company, in the amount of $24,980.  Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest bearing, due on September 18, 2023 promissory note payable to Ruperto Serra Roldos, a shareholder of our company, in the amount of $12,092.  Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On March 6, 2014, a shareholder loaned our company $6,425 in consideration of a promissory note with a ten year term due and payable in March 2024 with interest that accrues at 1% per annum. In addition, during the quarter ended March 31, 2014, the shareholder purchased 287,500 shares of common stock at a per share purchase price of $0.014 for consideration of $4,025. The investor had a pre-existing relationship with the Company and had previously invested in the Company during the quarter ended September 30, 2013.

As a result of the above financings, we have promissory notes outstanding in the aggregate principal amount of $68,417 as of March 31, 2014.

In the event Ournett’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Ournett could be required to obtain additional funds earlier than expected.  Ournett does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Ournett ’s business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, Ournett’s policy will be to invest its cash reserves in bank deposits. Ournett expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Ournett’s control.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company is in the development stage with no revenues, used cash in operations of $175,486 from inception and has an accumulated deficit of $241,737 through March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings.

Critical Accounting Policies

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.  The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first three months of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On March 7, 2014, the Company entered into a consulting agreement with David Vara Arribas pursuant to which Mr. Vara pursuant to which he was issued 450,000 shares of restricted common stock of the Company in consideration of consulting services.

On March 6, 2014, the Company entered into a subscription agreement with an accredited investor pursuant to which the investor purchased 287,500 shares of the Company’s common stock at a cost basis of $0.014 per share, for a purchase price of $4,025.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

As previously reported, on April 8, 2014, Xavier Rey was appointed by the Company to serve as the Chief Executive Officer, of the Company. Further, on April 8, 2014, Pablo Alonso resigned as an executive officer and director of the Company to pursue other interests. Mr. Alonso’s resignation was not the result of any disagreements with the Company.

In addition, as previously reported, on April 21, 2014, Miguel Sebastia resigned as Co-President and director of the Company. Mr. Sebastia’s resignation was not the result of any disagreements with the Company. In addition, Manuel Sole Carrizo was appointed by the Company to serve as director, Treasurer and Secretary of the Company. Additionally, Alfons Lloret Garcia was appointed by the Company to serve as a director of the Company. Further, Fernando Koatz resigned as Treasurer, Secretary and Co-President of the Company and was appointed by the Company to serve as President of the Company. Mr. Koatz will remain the Chief Financial Officer and director of the Company.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Ournett Holdings, Inc. (1)
3.2	Bylaws of Ournett Holdings, Inc. (1)
4.1 4.2 4.3

Form of Promissory Note issued to the September 2013 Investors   (1)

Form of Subscription Agreement by and between the Company and the March 31, 2014 investor (2)

Form of Promissory Note issued to the March 2014 Investor (2)

10.1	Consulting Agreement entered between the Company and David Vara dated March 7, 2014 (2)
14.1 31.1 31.2 32.1 32.2

Code of Ethics   (1)

Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

Certification of the CEO under 18 U.S.C. Section 1350

Certification of the CFO under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) (2)

Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on November 19, 2013.

Incorporated by reference to the Form S-1/A Registration Statement as filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 20th day of May, 2014.

OURNETT HOLDINGS, INC.

By:	/s/ Xavier Rey
Xavier Rey
CEO and Director (Principal Executive Officer)

By:	/s/ Fernando Koatz
Fernando Koatz, President, CFO and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Xavier Rey	CEO and Director (Principal Executive Officer)
Xavier Rey

/s/Fernando Koatz	President, CFO and Director (Principal Financial
Fernando Koatz	and Accounting Officer)

/s/ Manuel Sole Carrizo	Treasurer, Secretary and Director
Manuel Sole Carrizo

/s/ Alfons Lloret Garcia	Director
Alfons Lloret Garcia

