Form 10-Q/A
period 2014-03-31
Ournett Holdings, Inc.
filed 2014-08-04
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Explanatory Note:  The shell box was not checked on the cover of the previously filed Form 10-Q indicating we were not a shell company. We have filed this amendment disclosing that we are a shell company.

There were 40,774,940 shares outstanding of registrant’s common stock, par value $.00001 per share, as of July 30, 2014.

OURNETT HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit) for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	5
	Condensed Consolidated Statement of Cash Flows for Six Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to March 31, 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information	15

Signatures		17

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

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

(1) (2)

Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on November 19, 2013.

Incorporated by reference to the Form S-1/A Registration Statement as filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 4th day of August, 2014.

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

