Form 10-Q
period 2014-06-30
Ournett Holdings, Inc.
filed 2014-08-19
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

There were 41,062,440 shares outstanding of registrant’s common stock, par value $.00001 per share, as of August 12, 2014.

OURNETT HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to June 30, 2014 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit) for the Period from August 26, 2013 (Inception) to June 30, 2014 (unaudited)	3
	Condensed Consolidated Statement of Cash Flows for Nine Months Ended March 31, 2014 and for the Period from August 26, 2013 (Inception) to June 30, 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information	15

Signatures		18

Ournett Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

ASSETS
	June 30, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash	$840	$87,071
Prepaid expenses	—	3,000
Total Assets	$840	$90,071
LIABILITIES AND STOCKHOLDERS' DEFICIT
Long Term Liabilities
Accounts payable	$78,471	$—
Accrued interest - related party	514	19
Note payable - related party	78,417	61,992
Total Liabilities	157,402	62,011

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,	—	—
none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
40,774,940 and 39,146,500 issued and outstanding	408	391
Additional paid-in capital	143,537	107,793
Common stock subscribed	4,025	—
Less: Stock subscription receivable	—	(241)
Accumulated Deficit	(304,532)	(79,883)
Total Stockholders' Deficit	(156,562)	28,060

Total Liabilities and Stockholders' Deficit	$840	$90,071

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	June 30, 2014	June 30, 2014

Operating Expenses
General and Administrative	62,614	224,154
Total Operating Expenses	62,614	224,154

Loss from Operations	(62,614)	(224,154)

Other Expenses
Interest Expense, net	(179)	(495)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(62,793)	(224,649)

Provision for Income Taxes	—	—

NET LOSS	$(62,793)	$(224,649)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	40,595,548	39,667,325

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the six months ended June 30, 2014
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the			Total
					paid-in	development	Stock	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Subscribed	Receivable	Equity

Balance, September 30, 2013	—	$—	39,146,500	$391	$107,793	$(79,883)	$—	$(241)	$28,060

Cash collected on subscription receivable	—	—	—	—	—	—	—	241	241

Common stock issued for cash ($0.025/ per share)	—	—	1,178,440	12	29,449	—	—		29,461

Common stock subscribed issued for cash ($0.014/ per share)	—	—	—	—	—	—	4,025	—	4,025

Common stock issued for services ($0.025/ per share)	—	—	450,000	5	6,295	—	—	—	6,300
					—
Net loss, for the nine months ended June 30, 2014	—	—	—	—	—	(224,649)	—	—	(224,649)

Balance, June 30, 2014	—	$—	40,774,940	$408	$143,537	$(304,532)	$4,025	$—	$(156,562)

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited)

For the Nine Months Ended
June 30, 2014
Cash Flows Used In Operating Activities:
Net Loss	$(224,649)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	6,300
Changes in operating assets and liabilities:
Increase in accounts payable	78,471
Decrease in prepaid expenses	3,000
Increase in accrued expenses	495
Net Cash Used In Operating Activities	(136,383)

Cash Flows From Financing Activities:
Proceeds from note payable	—
Proceeds from note payable- related party	16,425
Proceeds from issuance of common stock	29,461
Proceeds from stock subscriptions	4,025
Cash collected from subscription receivable	241
Net Cash Provided by Financing Activities	50,152

Net (Decrease)/Increase in Cash	(86,231)

Cash at Beginning of Year/Period	87,071

Cash at End of Year/Period	$840

Supplemental disclosure of cash flow information:

Cash paid for interest	$—
Cash paid for taxes	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable for $5,000

See accompanying notes to condensed unaudited consolidated financial statements

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. The unaudited condensed financial statements should be read in conjunction with the September 30, 2013 financial statements and footnotes thereto included in the Company’s Registration Statement included in Form S-1/A filed on March 11, 2014.

(C) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2014, the Company has an accumulated deficit of $304,532 and used cash in operations of $217,847. As reflected in the accompanying financial statements for the nine months ended June 30, 2014, the Company used cash in operations of $86,231 and lost $224,649. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

(D) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Ournett Holdings, Inc. and its wholly owned subsidiary, Ournett, Inc.  All intercompany accounts have been eliminated upon consolidation.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 the Company had no cash equivalents.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (FASB) ASC No. 260, “Earnings Per Share.” As of June 30, 2014 there were no common share equivalents outstanding.

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

(K) Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. Other than the elimination of the inception to date information, there were no other changes to the financial statements.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

(L) Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

NOTE 2 NOTES PAYABLE - RELATED PARTY

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of June 30, 2014, the Company accrued interest in the amount of $15.

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $23,024. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of June 30, 2014, the Company accrued interest in the amount of $180.

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $24,980. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. On March 6, 2014 the Company executed an unsecured, interest bearing, due on March 6, 2024 promissory note payable to the same stockholder in the amount of $6,425. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of June 30, 2014, the Company accrued interest for both notes in the amount of $216.

On September 19, 2013 the Company executed an unsecured, interest bearing, due on September 18, 2023 promissory note payable to its stockholder in the amount of $12,092. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of June 30, 2014, the Company accrued interest in the amount of $95.

On June 3, 2014 the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of June 30, 2014, the Company accrued interest in the amount of $8.

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the nine months ended June 30, 2014, the Company issued 1,178,440 shares at $0.025/share and common stock of 287,500 shares was subscribed at $0.014/share.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(B) Stock Issued for Services

For the nine months ended June 30, 2014, the Company issued 450,000 shares of common stock in exchange for consulting services valued at $6,300 ($0.014/share).

(C) Preferred Stock

The Company was incorporated on August 26, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. As of June 30, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

NOTE 4 RELATED PARTY TRANSACTIONS

Our executive, administrative, and operating offices are located at 500 Fifth Avenue, Suite 1420, New York, New York 10110. We lease this space from Miguel Sebastia, an officer director, and shareholder at no cost.

NOTE 5 SUBSEQUENT EVENT

On August 4, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes for the period from August 26, 2013 (inception) through June 30, 2014 thereto included in our recently filed Form S-1 Registration Statement and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

From August 2013 through the date hereof, we have incurred approximately $49,650 in expenses associated with the development of our ecommerce solution representing approximately3,500 work hours. We have a team divided into three departments ((i) Management and Design, (ii) Development and (iii) Computer Programming) and a multidisciplinary group has worked to develop the design, the applications, the software and server. The work that has been done to date has been in connection with design of the website, the backend solution, the development of APPS and development of 3D APPS.

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

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services.  We believe that we will have to spend approximately $10,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  We expect that our website will be fully functional no later than August 31, 2014.  While developing our website, we expect to concurrently finalize our agreements with our bloggers.  If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

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

Results of Operations

For the three months and nine months ended June 30, 2014, the Company incurred net losses from operations in the amount of $62,793 and $224,649, respectively, and has an accumulated deficit in the amount of $304,532 for the period from Inception to June 30, 2014. For the three months and nine months ended June 30, 2014, the Company incurred general and administrative expenses in the amount of $62,614 and $224,154, respectively. We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933.  We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

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

As of June 30, 2014, we had $840 of cash on hand.  As of August 12, 2014, we currently have $25,167.   We expect that we will be able to continue in operations until September 2014

On September 19, 2013, we executed an unsecured, non-interest bearing, due on September 18, 2023 promissory note payable to Alfonso Lloret Garcia, a shareholder of our company, in the amount of $1,896.  Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

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

On March 6, 2014, a shareholder loaned our company $6,425 in consideration of a promissory note with a ten year term due and payable in March 2024 with interest that accrues at 1% per annum. In addition, during the quarter ended June 30, 2014, the shareholder purchased 287,500 shares of common stock at a per share purchase price of $0.014 for consideration of $4,025. The investor had a pre-existing relationship with the Company and had previously invested in the Company during the quarter ended September 30, 2013.

On June 3, 2014 the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On August 4, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

As a result of the above financings, we have promissory notes outstanding in the aggregate principal amount of $78,417 as of June 30, 2014.

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

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company has no revenues, used cash in operations of $217,847 from inception and has an accumulated deficit of $304,532 through June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings.

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

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. Other than the elimination of the inception to date information, there were no other changes to the financial statements.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

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

(1) (2)

Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on November 19, 2013.

Incorporated by reference to the Form S-1/A Registration Statement as filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 19th day of August, 2014.

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

