Form 10-K
period 2014-12-31
Ournett Holdings, Inc.
filed 2015-03-31
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________________ to ________________________________

Commission file number

OURNETT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-192415	46-3545939
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

122 East 42nd Street

New York, New York 10168

 (Address of principal executive offices) (Zip code)

Issuer’s telephone number: 212-986-1544

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $409,812, which was based on the sale price of $0.025 of the registrant’s common equity made pursuant to the registrant statement on Form S-1 declared effective on March 18, 2014 (SEC File No. 333-192415).

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 42,662,440 shares as of March 16, 2015.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

OURNETT HOLDINGS, INC.

PART I

ITEM 1.  Business

Our Background

Ournett Holdings, Inc. (“Ournett”, the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Nevada on August 26, 2013. We operate through our wholly-owned subsidiary, Ournett Corporation, a New York corporation. Our fiscal year end is September 30. Our offices are located at 122 East 42nd Street, New York, New York 10168.

Our Business

Ournett is in the process of developing an e-commerce marketplace that connects merchants to consumers by offering primarily goods at a discount. Traditionally, merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television and online advertisements, and promotions. Our company, through our website, www.ournett.com, will create a new portal for local merchants to attract customers and sell primarily goods. Our goal is to provide consumers with savings and help them discover new product offerings at a discounted price.

Since our inception, we have raised $119,043 through the sale of equity, $75,000 through the sale of convertible notes and $61,992 through loans. We are a company without revenues and without significant operations. We have minimal assets and have incurred losses since inception.

Recent Developments

Initially, we were focused on forming our company and other administrative matters. We have recently begun our web design, engaged software developers and other service providers. Our multidisciplinary team , consisting of our executive officers and outside consultants, has been divided into three departments: A Management and Design Team, a Development Team and Computer Programming and APPS and Server Team, all of which now work under the guidance of our CEO. Each officer and consultant working within the three departments is assigned specific work hours within each month and specific work to be performed by each officer and consultant during his or her scheduled work hours. Our website is located at www.ournett.com, which is currently under construction. We are currently negotiating agreements with potential merchant partners and bloggers. There is no guarantee that we will successfully enter agreements with bloggers or merchant partners.

Until our website is fully operational and our network infrastructure and transaction processing systems are in place, we will not be able to provide our services. We expect that our website will be fully functional by the end of our third fiscal quarter of 2015 (June 30, 2015). We believe that we will have to spend approximately $3,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place. Once the website goes live, we expect that we will need to spend at minimum $25,000 per year to maintain our website. If we are unable to negotiate suitable terms with service providers to assist in the development and maintenance of our website and software and to attract users to our website, we may have to suspend or cease operations. After the website is developed and we have entered agreements with our merchant partners and bloggers, we intend to commence marketing to our end users.

Products and Services

We are in the process of developing an e-commerce marketplace that connects merchants to consumers by offering goods at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television and online advertisements, and promotions. Should we raise the adequate capital, our Company hopes to bring the brick and mortar world of local commerce onto the internet, and create a new way for local merchants to attract customers and sell goods and services. Our goal is to provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.

Each day, we will advertise discounted offers for goods and services that are targeted by location and personal preferences through our various online portals. Consumers may also access our deals directly through our websites and mobile applications. A typical deal might offer a product that is being sold at a discounted price. Our revenue will be a negotiated portion of the purchase price which will vary depending on the amount of buyers that we introduce to the product. Ournett will primarily address consumer products in various industries.

Our Advantage

We are in the process of creating an e-commerce marketplace for connecting local merchants to consumers through bloggers. For certain bloggers that generate revenue, we intend to offer them the ability to become shareholders of our company in certain circumstances. We intend to initially issue such shares to certain bloggers that qualify under the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated under Regulation D of the Securities Act. We intend to require each of the parties to complete an accredited investor questionnaire that will require that they each provide representations as to their accredited status. We do not intend to publicly solicit bloggers with the promise of shares. We intend to provide this ability to bloggers that we have an existing business relationship. Further, in the future, we may file a registration statement registering shares to be used for issuances to certain bloggers that drive customers to our web site. We believe we will be the first e-commerce company to employ such a “loyalty program” approach to e-commerce, and we believe that the customer experience and relevancy of our deals, our merchant scale and quality, our incentivized “shareholder-bloggers” and our brand will become a sustainable competitive advantage in the future. We are committed to providing a great customer experience and maintaining the trust of our customers and of our loyal “shareholder-bloggers”. We would issue shares to our “shareholder-bloggers” pursuant to Section 4(a)(2) under the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, and we may choose to file a Registration Statement in the future.

In addition, we will use the technology which we intend to develop and our intended eventual scale to target relevant deals based on individual subscriber preferences. As we increase the volume of transactions through our marketplace, we hope to increase the amount of data that we will have about deal performance and customer interests. This data should allow us to continue to improve our ability to locate industry-relevant bloggers to assist us with our marketing efforts and to help merchants design the most effective deals and deliver deals to customers that better match their interests. We plan to use information about our subscribers to select and send deals via email and we intend for our mobile applications to target deals to subscribers based on proximity to the sponsoring merchant. We hope that increased relevancy will enable us to offer several daily deals, which we believe may result in increasing purchases by targeted subscribers, thereby driving greater demand for Ournett product offerings. We plan to monitor the relevancy of deals by measuring purchasing rates among targeted subscribers.

We intend to build a trusted and recognizable brand by delivering a compelling value proposition to merchants and consumers through our “shareholder-bloggers”. We hope that a benefit of our brand will be that a substantial portion of our subscribers will be acquired through word-of-mouth, which we consider sources other than from a paid-for link to our website or through our intended primary source of exposure, our “shareholder-bloggers”. We hope to build a trusted brand through our dedication to our customers and a significant investment in customer satisfaction.

Online Marketing

Online marketing will include campaigns with various bloggers with whom we will establish agreements. These internauts will receive our promotions through these blogs. We expect online marketing to also include campaigns on Google, Amazon, business portals, search engines, Facebook, Linkedin and other social networking and blogging websites.

Distribution

We intend to distribute our deals directly through several platforms: blogger websites, daily email, our websites, our mobile applications and social networks. We also intend to utilize various online affiliates to display and promote Ournett deals on their websites, as well as enter agreements with online brands to distribute our deals. We also hope that other partnerships will allow us to distribute daily deals to a partner’s user base.

We also hope to partner with smaller online affiliates. Affiliates can embed our widget onto their website and, in certain circumstances, earn shares of our common stock when their website visitors purchase products through Ournett or the affiliate link. Our “commission” rate will vary depending on whether the customer is new or existing and the website’s overall sales volume.

We also intend to use various subscriber loyalty and reward programs to build brand loyalty, generate traffic to the website and provide customers with incentives to buy products offered through Ournett. When customers perform qualifying acts, such as providing a referral to a new subscriber or participating in promotional offers, we will grant the customer credits that can be redeemed for awards such as free or discounted goods or services in the future.

Email. We intend to send emails containing a full description of the deal and often contains links to more deals. A subscriber who clicks on a deal within an email will be directed to our website to learn more about the deal and to purchase the product. We will also email deals to targeted subscribers as they are available, which will be deals that have performed well in the past and can be offered on behalf of the merchant on demand.

Websites. Visitors will be prompted to register as a subscriber when they first visit our website and thereafter use the website as a portal for featured deals. Our website will also provide opportunities to engage with the Ournett community comprised of Ournett customers, potential consumers and bloggers through a blog maintained by our employees.

Mobile Applications. Consumers will also be able to access our deals through our mobile applications, which we hope to make available at no additional cost on certain mobile operating systems. These applications would enable consumers to browse, purchase, manage and redeem deals on their mobile devices as well as access deals that are offered based on the location of the subscriber.

Blogs and Social Networks. We will publish our deals through various blogs and social networks and our notifications will be adapted to the particular format of each of these blog and social networking platforms. Our website and mobile application interfaces will enable our consumers to push notifications of our deals to their personal blogs and social networks.

Technology Development

Our success will depend in part upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements could cause customers to delay or decide against the use of our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

We intend to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we will also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property. We will pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. These marks will be material to our business as they will enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Our proprietary rights and intellectual property rights, including our trademarks, are currently protected only under the common law as provided in each jurisdiction which may not provide full protection. We may in the future seek to protect our trademarks in the future by way of registration with the U.S. Trademark and Patent Office.

Companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Our Competition

In recent years, a substantial number of competing group buying sites have emerged around the world. Our major domestic competitors will include Woot, Groupon, Google, Microsoft, Eversave, Buy With Me and Living Social. These competitors offer substantially the same or similar product offerings that we intend to, although none of our competitors employ anything similar to the shareholder-blogger component of our company’s structure and business model. We will also compete with businesses that focus on particular merchant categories or markets. We will also compete with traditional offline discount services, as well as newspapers, magazines and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our target market include the following:

•	breadth of subscriber base and merchants featured;

•	local presence and understanding of local business trends;

•	ability to deliver a high volume of relevant deals to consumers;

•	ability to produce high purchase rates for deals among subscribers;

•	ability to generate positive return on investment for merchants; and

•	strength and recognition of our brand.

Although we believe we may compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us. Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we may be able to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our intended market, they may become such a factor and we may be unable to compete fairly on such terms.

Our Research and Development

Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials.

Regulation

We will be subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our future data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but will not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are or may be subject to similar laws and regulations in jurisdictions outside of the United States.

Employees

We anticipate that we will need to hire an estimated six employees for each additional 30,000 website users. We believe our future success depends in large part upon the continued service of our officers and directors.

ITEM 1A.   Risk Factors

As a smaller reporting company, the registrant is not required to provide the information required by this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   Properties

Our executive, administrative and operating offices are located 122 East 42nd Street, New York, New York 10168. We lease this space from Fernando Koatz, an officer, director and shareholder of the Company, at no cost. We believe that this property is generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.   Legal Proceedings

From time to time, we may be involved in various legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

ITEM 4.   Mine Safety Disclosures

None.

PART II

ITEM 5.   Market for REGISTRANT’S Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

There is presently no public market for our common stock and there has never been a market for our common stock. We are currently seeking to have our common stock become eligible for quotation on the OTC QB Markets. We expect our stock to become eligible for quotation on the OTC Markets during our third fiscal quarter ending June 30, 2015. However, there can be no assurance that we will be able to obtain eligibility for our common stock on the OTC Market or any other interdealer quotation system or other trading market.

As of March 16, 2015, there were 46 holders of record of our common stock. We have paid no cash dividends and have no outstanding options.

Transfer Agent

We have retained V stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516 as our transfer agent.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

In October 2013, the Company sold an aggregate of 39,046,500 shares of its common stock to the six founders of the Company and four (4) initial investors in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In this exempt offering, the initial investors, Messrs. Acisclo Perez, Ruperto Serra Roldos, Josep Corominas and Alfonso Lloret Garcia, purchased an aggregate of 7,605,000 shares of common stock at a purchase price of $0.014 per share, and the six founders, Messrs. Pablo Alonso, Miguel Sebastia, Xavier Rey, Fernando Koatz, Santiago Pijuan and Jordi Muntane, purchased an aggregate of 31,441,500 shares for a purchase price of $0.00001 per share.

On March 6, 2014, the Company and Josep Corominas entered into a Subscription Agreement for the purchase of 287,500 shares of common stock for a purchase price of $4,025. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

The Company relied upon an exemption under Section 4(a)(2) of the Securities Act for the exemption of the unregistered sale of its securities described .. The Company’s unregistered sales of its common stock qualified for exemption under Section 4(2) of the Securities Act because the issuances by the Company did not involve a public offering, based on the number of offerees and purchasers, the nature of the purchasers, the relationship between the purchasers and the Company and its affiliates and the documents signed by the parties in the offering,. The offering was not a “public offering” within the meaning of Section 4(a)(2) due to the insubstantial number of persons involved in each of the offerings, the size of each of the offerings (individually and taken together), the manner of the offering and number of shares offered. The Company’s unregistered sales of its securities were to founders, four investors and two consultants. All of the investors were accredited investors and acknowledged the restricted nature of the securities they acquired.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide the information required by this Item 6.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

Ournett Holdings, Inc. and Ournett, Inc. make up the consolidated company (“we,” “us,” “our,” or the “Company”) and some of the statements contained in this Form 10-K contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended September 30, 2014.

Plan of Operation

To date, we have been focused on forming our Company and other administrative matters in addition to developing our website and negotiating agreements with merchants and marketing partners or bloggers. In addition, we have also begun our evaluation of outside web designs, software developers and other service providers.

From August 2013 through September 30, 2014, we have incurred $414,591 in operating expenses which includes costs associated with the development of our ecommerce solution representing. We have a team divided into three departments ((i) Management and Design, (ii) Development and (iii) Computer Programming) and a multidisciplinary group has worked to develop the design, the applications, the software and server. The work that has been done to date has been in connection with design of the website, the backend solution, the development of APPS and development of 3D APPS.

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

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services. We believe that we will have to spend approximately $3,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place. We expect that our website will be fully functional no later than the end of our third fiscal quarter of 2015 (June 30, 2015). While developing our website, we expect to concurrently finalize our agreements with our bloggers. If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

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

Results of Operations

We incurred net loss from operations in the amount of $317,510 for the year ended September 30, 2014, compared to a net loss of $79,883 for the period of inception (August 26, 2013) to September 30, 2013, an increase of $237,627 in net loss, or 297%. The increase in net loss is primarily due to the short period of our operations, 38 days, during the year ended September 30, 2013 compared to a full year of operations for the year ended September 30, 2014.

We did not generate revenue during the fiscal years ended September 30, 2014 and 2013, respectively. We incurred general and administrative expenses during the fiscal year ended September 30, 2014 of $311,346, compared to $79,877 for the year ended September 30, 2013, an increase of $231,469, or 289%. These operating expenses included primarily professional fees and administrative expenses, which were greater in 2014 as compared to 2013 because of the short period of operations, 38 days, during the year ended September 30, 2013. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

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

As of September 30, 2014, we had $2,515 of cash on hand.

As a result of the below financings and as of September 30, 2014, we have promissory notes outstanding in the aggregate principal amount of $153,417.

On March 6, 2014, a shareholder loaned our company $6,425 in consideration of a promissory note with a ten year term due and payable in March 2024 with interest that accrues at 1% per annum. In addition, during the quarter ended March 31, 2014, the shareholder purchased 287,500 shares of common stock at a per share purchase price of $0.014 for consideration of $4,025. The investor had a pre-existing relationship with the Company and had previously loaned money to the Company during the quarter ended September 30, 2013.

In the event Ournett’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Ournett could be required to obtain additional funds earlier than expected. Ournett does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Ournett ‘s business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, Ournett’s policy will be to invest its cash reserves in bank deposits. Ournett expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Ournett‘s control.

Operating Activities

Net cash used by operating activities was approximately $189,708 for fiscal year 2014, as compared to cash used by operating activities of approximately $81,464 for fiscal year 2013, which was an increase in cash used by operations of approximately $108,244. The use of cash in 2014 and 2013 resulted primarily from professional fees and administrative expenses in operating our business.

Investing Activities

In 2013 and 2014 we did not engage in any investing activities.

Financing Activities

Net cash provided by financing activities was approximately $105,152 for fiscal year 2014 compared to approximately $168,535 in 2013. Financing activities for fiscal year 2014 consisted of the following: the Company (a) sold shares of common stock for gross proceeds of $33,486, (b) sold a note payable to a related party for gross proceeds of $10,000, (c) sold notes payable in the amount of $81,425, (d) collected $241 on a subscription receivable and (e) repurchased shares of stock for $20,000.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have an accumulated deficit through September 14, 2014 of $397,393. We will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ournett Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ournett Holdings, Inc. (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended September 30, 2014 and the period from August 26, 2013 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ournett Holdings, Inc. as of September 30, 2014 and 2013, and the results of its operations, changes in shareholders’ deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2015

Ournett Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS
	September 30, 2014	September 30, 2013
Current Assets
Cash	$2,515	$87,071
Prepaid expenses	—	3,000
Total Assets	$2,515	$90,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Long Term Liabilities
Accounts payable	$68,429	$—
Accounts payable – Related Party	19,000	—
Accrued interest	45	1
Accrued interest – related party	735	18
Note payable	141,521	60,096
Note payable – related party	11,896	1,896
Total Liabilities	241,626	62,011

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 41,062,440 and 39,146,500 issued and outstanding	411	391
Treasury stock, 1,000,000 shares	(20,000)	—
Additional paid-in capital	152,871	107,793
Stock payable	25,000	—
Stock subscription receivable	—	(241)
Accumulated Deficit	(397,393)	(79,883)

Total Stockholders’ Equity (Deficit)	(239,111)	28,060

Total Liabilities and Stockholders’ Equity (Deficit)	$2,515	$90,071

See accompanying notes to consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended September 30, 2014	For the Period From August 26, 2013 (Inception) to September 30, 2013

Revenue	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating Expenses
General and Administrative	311,436	79,877
Total Operating Expenses	311,436	79,877

Loss from Operations	(311,436)	(79,877)

Other Expenses
Interest Expense, net	(6,074)	(6)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(317,510)	(79,883)

Provision for Income Taxes	—	—

NET LOSS	$(317,510)	$(79,883)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year – Basic and Diluted	39,989,922	6,662,029

See accompanying notes to consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

For the year ended September 30, 2014 and period ended September 30, 2013

	Preferred Stock		Common Stock		Additional					Total
					paid-in	Accumulated	Stock	Treasury	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Payable	Stock	Receivable	Equity (Deficit)

Balance August 26, 2013	—	$—	—	$—	$—	$—	$—		$—	$—

Common stock issued for cash to founders ($0.00001)	—	—	31,441,500	314	—	—	—		(241)	73
Common stock issued for cash ($0.014/ per share)	—	—	7,605,000	76	106,394	—	—		—	106,470
Common stock issued for services ($0.014)	—	—	100,000	1	1,399	—	—		—	1,400
Net loss for the period August 26, 2013 (inception) to September 30, 2013	—	—	—	—	—	(79,883)	—		—	(79,883)

Balance, September 30, 2013	—	$—	39,146,500	$391	$107,793	$(79,883)	$—		$(241)	$28,060

Cash collected on subscription receivable	—	—	—	—	—	—	—		241	241
Common stock issued for cash ($0.025/per share)	—	—	1,178,440	12	29,449	—	—		—	29,461
Common stock issued for cash ($0.014/per share)	—	—	287,500	3	4,022	—	—		—	4,025
Common stock issued for services ($0.014/per share)	—	—	450,000	5	6,295	—	25,000		—	31,300
In kind contribution of interest on the related party loans	—	—	—	—	5,312	—	—		—	5,312
Repurchase shares	—	—	—	—	—	—	—	(20,000)		(20,000)
Net loss, for the year ended September 30, 2014	—	—	—	—	—	(317,510)	—		—	(317,510)
Balance, September 30, 2014	—	$—	41,062,440	$411	$152,871	$(397,393)	$25,000	(20,000)	$—	$(239,111)

See accompanying notes to consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended September 30, 2014	For the Period From August 26, 2013 (Inception) to September 30, 2013
Cash Flows Used in Operating Activities
Net Loss	$(317,510)	$(79,883)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	31,300	1,400
In-kind contribution of services	—	—
In-kind contribution of interest	5,312	—
Changes in operating assets and liabilities:
Increase in accounts payable	68,429	—
Increase in accounts payable – related party	19,000
Increase in accrued expenses	716	18
Increase in accrued expenses – related party	45	1
Increase/(Decrease) in prepaid expenses	3,000	(3,000)
Net Cash Used in Operating Activities	(189,708)	(81,464)

Cash Flows from Financing Activities:
Proceeds from note payable	81,425	60,096
Proceeds from note payable – related party	10,000	1,896
Proceeds from issuance of common stock	33,486	106,543
Cash collected from subscription receivable	241	—
Repurchase shares	(20,000)	—
Net Cash Provided by Financing Activities	105,152	168,535

Net (Decrease)/Increase in Cash	(84,556)	87,071

Cash at Beginning of Year/Period	87,071	—

Cash at End of Year/Period	$2,515	$87,071

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$—	$241

See accompanying notes to consolidated financial statements

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

(B) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. As reflected in the accompanying financial statements for the year ended September 30, 2014, the Company used cash in operations of $189,708 and has a net loss of $317,510. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

(C) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Ournett Holdings, Inc. and its wholly owned subsidiary, Ournett, Inc. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets. Actual results could differ from those estimates.

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and 2013, respectively, the Company had no cash equivalents.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (FASB) ASC No. 260, “Earnings Per Share.” As of September 30, 2014 and 2013 there were no common share equivalents outstanding.

(G) Income Taxes

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	September 30, 2014	September 30, 2013

Deferred tax liability:	$—	$—
Deferred tax asset

Net Operating Loss Carryforward	132,364	28,905

Valuation allowance	(132,364)	(28,905)

Net deferred tax asset		—

Net deferred tax liability	$—	$—

	September 30, 2014	September 30, 2013
Federal

Current	—	—

Deferred	—	—

	—	—
State and Local

Current	—	—

Deferred	—	—

	—	—

The Company determined that it was more likely than not that it’s deferred tax assets would not be realized. Accordingly, a valuation allowance was recorded during the period from Inception to date to fully reserve for all of the Company’s net deferred tax assets.

The net change in the valuation allowance for the year ended September 30, 2014 was an increase of $103,459.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.29%) as follows:

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013

Statutory rate applied to earnings before income taxes:	$(116,943)	$(29,422)
Increase (decrease) in income taxes resulting from:

State income taxes	—	—

Change in deferred tax asset valuation allowance	103,459	28,906

Non-deductible expenses	13,485	516

Income Tax Expense	$—	$—

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

OURNETT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(J) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended September 30, 2014. The Company has elected early adoption of these amendments.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

OURNETT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

(L) Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, ”Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

o	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2014 and September 30, 2013.

o	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

o	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	September 30 , 2014	September 30, 2013
Level 1	—	—
Level 2	—	—
Level 3	—	—
Total	—	—

NOTE 2	NOTES PAYABLE - RELATED PARTY

On June 3, 2014 the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014, the Company accrued interest in the amount of $25.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014 and 2013, the Company accrued interest in the amount of $20 and $1, respectively (See Note 5).

NOTE 3	NOTES PAYABLE

On September 8, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $50,000 .. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 2,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of September 30, 2014, the Company accrued interest in the amount of $30 and recorded $211, as an in-kind contribution of interest. . For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On August 4, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 .. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 1,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of September 30, 2014, the Company accrued interest in the amount of $39 and recorded $273, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

OURNETT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $23,024. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014 and 2013, the Company accrued interest in the amount of $238 and $7, respectively, and recorded $1,611, as an in-kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $24,980. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. On March 6, 2014 the Company executed an unsecured, interest bearing promissory note, due on March 6, 2024, payable to the same stockholder in the amount of $6,425. Pursuant to the terms of these notes, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014, the Company accrued interest for both notes in the amount of $288 and record $1,710 as in-kind contribution of interest. As of September 30, 2013, the Company accrued interest on one of the notes in the amount of $8.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $12,092. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014 and 2013, the Company accrued interest in the amount of $122 and $4, respectively, and recorded $846, as an in-kind contribution of interest.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the year ended September 30, 2014, the Company issued 1,178,440 shares of its common stock at a purchase price of $0.025 per share, which were valued at $29,461. The Company also issued 287,500 shares of its common stock at a purchase price of $0.014 per share, which were valued at $4,025.

(B) Stock Issued for Services and Interest

For the year ended September 30, 2014, the Company issued 450,000 shares of common stock in exchange for consulting services valued at $6,300 ($0.014/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On September 17, 2014 the Company issued 1,000,000 shares of common shares in exchange for legal services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014. The shares were reflected as common stock payable on the accompanying balance sheet. (See Note 6).

For the year ended September 30, 2014, the Company recorded $5,312 as an in kind contribution of interest.

(C) Preferred Stock

The Company was incorporated on August 26, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. As of September 30, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

NOTE 5	RELATED PARTY TRANSACTIONS

On June 3, 2014 the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014, the Company accrued interest in the amount of $25 and recorded $236, as an in kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to one of its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of September 30, 2014 and 2013, the Company accrued interest in the amount of $20 and $1, respectively (See Note 2).

OURNETT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014

On September 22, 2014 Miguel Sebastia, the Company’s officer and Director resigned. For the services rendered the director will receive the following compensation:

•	Immediate payment upon execution of this Agreement in the amount of $20,000. Simultaneously, Director shall return his 4,500,000 shares for no consideration. On February 9, 2015, Mr. Sebastia returned 1,000,000 shares to the Company (See Note 7).

•	Payment in the amount of $70,000 within three months of the date of execution of this Agreement

•	In the event the Company does not timely pay the Director the $70,000 balance due, then 3,500,000 of the shares he owns shall be returned.

For the year ended September 30, 214 the Company paid $20,000 to Mr. Sebastia. On February 9, 2014 the Company amended the agreement and agreed to pay Mr. Sebastia a total $90,000 in exchange for 4,500,000 shares of its common stock by December 22, 2014 of which $20,000 was previously paid. However, since no additional payment was made to Mr. Sebastia, he will keep the 3,500,000 in stock and the Company has until March 24, 2015 to pay the $70,000 for his 3,500,000 shares. The Company recorded $20,000 as a repurchase of treasury stock.

Our executive, administrative, and operating offices are located at 122 East 42nd Street, Suite 620, New York, New York 10168. We lease this space from Fernando Koatz, the President, director, and shareholder at no cost.

NOTE 6	COMMITMENTS

On September 17, 2014, the Company entered into a consulting agreement to receive professional services. The Company is required to pay $2,800 per month and issue 1,000,000 shares upon the execution of the agreement. In addition, the Company will pay a fee of $15,000 for additional professional fees of which $5,000 is due upon the execution of the agreement and $10,000 payable on a monthly basis at $2,000 per month starting October 1, 2014. Additionally, on the first anniversary date of the agreement an additional 1,000,000 shares will be issued. Upon issuance shares are fully vested and non-forfeitable. For the year ended September 30, 2014, the Company’s issued 1,000,000 shares in exchange for professional services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014. The shares were reflected as common stock payable on the Company’s balance sheet as of September 30, 2014. On February 16, 2015 the Company entered into an addendum to the original agreement and will issue an additional 1,500,000 shares and $15,000 (See Note 7).

NOTE 7	SUBSEQUENT EVENTS

On November 3, 2014, the Company entered into a subscription agreement for the purchase of 500,000 shares at $0.025/share for cash at fair value of $12,500. The purchase price of $12,500 has been received by the Company, however, the investor agreed orally to defer the receipt of the shares purchased until after the Company receives its ticker symbol from FINRA.

On February 26, 2015, the Company issued 50,000 shares of common stock in exchange for consulting services valued at $125 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On February 26, 2015, the Company issued 50,000 shares of common stock in exchange for accounts payable valued at $125 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On February 16, 2015, the Company issued 1,500,000 shares of common stock in exchange for processional services valued at $37,500 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value. (See Note 6).

On March 12, 2015, the Company issued a convertible note in the principal amount of $25,000 to an investor. This convertible note matures on March 11, 2025. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. In connection with the note, the Company entered into a compensation agreement, where the Company will issue 2,000,000 shares of common stock to a consultant as a finder’s fee compensation service valued at $50,000 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company’s external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources

We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties

We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position	Director/Officer Since
Xavier Rey	52	Chief Executive Officer and Director	April 8, 2014
Fernando Koatz	57	Chief Financial Officer, President and Director	August 26, 2013
Manuel Sole Carrizo	53	Treasurer, Secretary and Director	April 21, 2014
Alfonso Lloret Garcia		Director	April 21, 2014

There are no family relationships among the Company’s directors and executive officers. None of the directors of the Company is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Xavier Rey – Chief Executive Officer and Director

From 2011 through the present, Mr. Rey has worked as a consultant for Biplano in Paris and has also assisted with the development of the Company’s business concept and business plan. From 2009 until 2011, Mr. Rey was the General Director for Fimarge, Entidad Financiera Andorrana in Spain. From 2008 through 2009, Mr. Rey worked at Eugene Perma S.L. as a Corporate Director. Mr. Rey received a Business and Economics degree from Universidad de Navarra in Spain. Mr. Rey’s general business experience allows the Board to understand the economy and marketplace in its entirety.

Fernando Koatz – CFO, President and Director

Mr. Koatz has nearly 30 years of experience as an attorney with a focus in business corporate and commercial practice. From 1990 through the present, Mr. Koatz has been a partner at the law firm of Gleason & Koatz, LLP in New York, New York, where his practice has been focused on business and commercial practice, real estate and corporate law as well as commercial litigation and arbitration. Mr. Koatz has extensive experience representing domestic and foreign corporations, partnerships and limited liability companies in their formation, day-to-day operations and business and financial transactions. Mr. Koatz’s corporate experience includes structuring transactions, drafting and negotiating transactional documents in connection with asset sales and acquisitions, stock acquisitions, mergers and lending transactions. Mr. Koatz maintains a substantial client base composed of small and medium-sized companies and high-net worth individuals from Latin America and Spain. Mr. Koatz earned a Bachelor of Arts degree from Columbia College, a Masters Degree from Columbia University and a Juris Doctor Degree from Georgetown University Law Center. Mr. Koatz’s legal and business experience provides the Board with profound insight into our operations.

Manuel Sole Carrizo – Treasurer, Secretary and Director

From 2009 through the present, Manuel Sole Carrizo has held the position of Chief Executive Officer of SECTOR, a Spanish consulting company.

Alfonso Lloret Garcia – Director

From 1999 through the present, Alfons Lloret Garcia has held the position of Manager at Telefonia Sant Feliu S.L. and from 2002 through the present, Mr. Lloret has held the position of Manager at Daifu Systems S.L.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our members of our Board and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied, except that none of our officers or directors has filed their Form 3s and Pablo Alonso and Santiago Pijuan, who are each 10% shareholders, filed their Form 3s late on November 24, 2014

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of our code of ethics was filed as Exhibit 14.1 to our registration statement on Form S-1 (SEC File No. 333-192415) filed on November 19, 2013.

Corporate Governance

Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

The Board functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board has determined that its directors are not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member’s financial sophistication.

As of the date hereof, we intend to form an audit, compensation and nomination/corporate governance committee. Upon appointing independent directors and adopting the appropriate charters, we will appoint form such committees.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on August 26, 2013 (Inception) through September 30, 2014, to our officers and directors. The information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principle Position	Years		Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xavier Rey CEO and Director	2013	*	0	0	0	0	0	0	0	0

Fernando Koatz CFO, President and Director	2013	*	0	0	0	0	0	0	0	0

Manuel Sole Carrizo Treasurer, Secretary and Director	2014		0	0	0	0	0	0	0	0

Alfonso Lloret Garcia Director	2014		0	0	0	0	0	0	0	0

* For the period from August 26, 2013 (inception) through September 30, 2014.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Employment Agreements

We have not entered into an employment agreement with our officers and directors. The Company intends in the near future to enter employment agreements with key executives and employees.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Option Exercises

During our Fiscal year ended September 30, 2014, there were no options exercised by our named officers.

Compensation of Directors

Our directors do not receive any compensation for serving as a members of the board of director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company since our inception on August 26, 2013 is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 16, 2015 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 42,662,440 shares of common stock outstanding as of March 16, 2015.

Name and address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (2)
Pablo Alonso	11,979,000	28.1%
Miguel Sebastia	4,500,000	8.2%
Xavier Rey (3)	5,400,000	13.5%
Fernando Koatz (3)	2,812,500	7.0%
Alfonso Lloret Garcia (3)	4,500,000	11.3%
Santiago Pijuan	4,500,000	11.3%
Manuel Sole Carrizo(3)	39,000	* %
All officers and directors as a group (4 persons)	12,751,500	29.9%

* less than 1%,

(1) Address is c/o Ournett Holdings, Inc., 142 East 42nd Street, New York, New York 10168.

(2) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) Officer and/or director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 3, 2014, the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid by us to M&K CPAS PLLC, Fiondella, Milone & LaSaracina LLP and Berman & Company, P.A. for professional services rendered for the fiscal years ended September 30, 2013 and 2014:

Fee Category	Fiscal 2013 Fees	Fiscal 2014 Fees
Audit Fees	$0	$6,662
Audit Related Fees	0	14,000
Tax Fees
All Other Fees

Total Fees	$0	$20,662

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Fiondella, Milone & LaSaracina LLP in connection with statutory and regulatory filings or engagements in fiscal year ended September 30, 2014. We did not pay any such audit fees during the fiscal year ended September 30, 2013

Audit Related Fees. Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services were provided by Berman & Company, P.A. in connection with a registration statement and SEC reports we filed in the fiscal years ended September 30, 2013 and 2014.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a) (1)Financial Statements: The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

The following exhibits are included with this Annual Report on Form 10-K:

Exhibit No.	Description

14.1	Code of Ethics (1)

21	Subsidiaries

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32.1	Certification of the CEO under 18 U.S.C. Section 1350

32.2	Certification of the CFO under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on November 19, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 31st day of March, 2015.

OURNETT HOLDINGS, INC.

By:
/s/ Xavier Rey

Xavier Rey
CEO and Director (Principal Executive Officer)

By:	/s/ Fernando Koatz
Fernando Koatz, President, CFO and
Director (Principal Financial and Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Xavier Rey	CEO and Director (Principal Executive Officer)
Xavier Rey

/s/ Fernando Koatz	President, CFO and Director (Principal Financial
Fernando Koatz	and Accounting Officer)

/s/ Manuel Sole Carrizo	Treasurer, Secretary and Director
Manuel Sole Carrizo

/s/ Alfonso Lloret Garcia	Director
Alfonso Lloret Garcia

