Form 10-Q
period 2014-12-31
Ournett Holdings, Inc.
filed 2015-04-17
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No  ☐

There were 43,662,440 shares outstanding of registrant’s common stock, par value $.00001 per share, as of April 15, 2015.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

OURNETT HOLDINGS, INC.

Ournett Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2014 (Unaudited)	September 30, 2014
Current Assets
Cash	$448	$2,515
Total Assets	$448	$2,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Long Term Liabilities
Accounts payable	$89,718	$68,429
Accounts payable - related party	28,000	19,000
Accrued interest	1,084	735
Accrued interest - related party	89	45
Note payable	141,521	141,521
Note payable - related party	11,896	11,896
Total Liabilities	272,308	241,626

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 42,062,440 and 41,062,440 issued and outstanding December 31, 2014 and September 30, 2014, respectively	421	411
Treasury stock, 1,000,000 shares	(20,000)	(20,000)
Additional paid-in capital	181,080	152,871
Stock payable	12,500	25,000
Accumulated Deficit	(445,861)	(397,393)
Total Stockholders’ Equity(Deficit)	(271,860)	(239,111)

Total Liabilities and Stockholders’ Equity(Deficit)	$448	$2,515

 See accompanying notes to unaudited condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013

Revenue	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating Expenses
General and Administrative	48,856	77,407
Total Operating Expenses	48,856	77,407

Loss from Operations	(44,856)	(77,407)

Other Expenses
Interest Expense, net	(3,612)	(155)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(48,468)	(77,562)

Provision for Income Taxes	—	—

NET LOSS	$(48,468)	$(77,562)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	42,562,440	39,146,500

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

For the three months ended December 31, 2014

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Stock payable	Treasury Stock	Total Stockholders' Equity(Deficit)

Balance, September 30, 2014	—	$—	41,062,440	$411	$152,871	$(397,393)	$25,000	$(20,000)	$(239,111)

Common stock issued for cash ($0.025/ per share)	—	—	—	—	—	—	12,500	—	12,500

Common stock issued for services ($0.025/ per share)	—	—	1,000,000	10	24,990	—	(25,000)	—	—

In kind contribution of interest on the related party loans	—	—	—	—	248	—	—	—	248

In kind contribution of interest on the loans	—	—	—	—	2,971	—	—	—	2,971

Net loss, for the three months ended December 31, 2014	—	—	—	—	—	(48,468)	—	—	(48,468)

Balance December 31, 2014	—	—	42,062,440	421	181,080	(445,861)	12,500	(20,000)	(271,860)

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

 Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For The Three Months	For The Three Months
	December 31, 2014	December 31, 2013
Cash Flows Used In Operating Activities:
Net Loss	$(48,468)	$(77,562)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of interest	3,219	—
Changes in operating assets and liabilities:
Increase in accounts payable	21,289	15,596
Increase in accrued expenses	349	155
Increase n accrued expenses - related party	9,044	—
Increase/(Decrease) in prepaid expenses	—	3,000
Net Cash Used In Operating Activities	(14,567)	(58,811)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12,500	—
Cash collected from subscription receivable	—	241
Net Cash Provided by Financing Activities	12,500	241

Net (Decrease)/Increase in Cash	(2,067)	(58,570)

Cash at Beginning of Year/Period	2,515	87,071

Cash at End of Year/Period	$448	$28,501

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued from stock payable	$25,000	$—

See accompanying notes to condensed unaudited consolidated financial statements

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. The unaudited condensed financial statements should be read in conjunction with the September 30, 2014 financial statements and footnotes thereto included in the Company’s Registration Statement included in Form 10k filed on March 31, 2015.

(C) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. As reflected in the accompanying condensed financial statements for the three months ended December 31, 2014, the Company used cash in operations of $14,567 and has a net loss of $48,468. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and September 30, 2014, respectively, the Company had no cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (FASB) ASC No. 260, “Earnings Per Share.” As of December 31, 2014 and 2013 there were no common share equivalents outstanding.

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

(J) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company has elected early adoption of these amendments.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

(L) Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2014 and September 30, 2014.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	December 31, 2014	September 30, 2014
Level 1	—	—
Level 2	—	—
Level 3	—	—
Total	—	—

NOTE 2   NOTES PAYABLE - RELATED PARTY

On June 3, 2014 the Company executed an unsecured, interest bearing promissory note, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and September 30, 2014, the Company accrued interest in the amount of $50 and 25, respectively, and recorded $495 as an in kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and September 30, 2014, the Company accrued interest in the amount of $24and $20, respectively, and recorded $41, as an in kind contribution of interest (See Note 5).

NOTE 3    NOTES PAYABLE

On September 8, 2014 the Company executed an unsecured, interest bearing promissory note, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $50,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 2,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of December 31, 2014, the Company accrued interest in the amount of $155 and recorded $1,012, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On August 4, 2014 the Company executed an unsecured, interest bearing promissory note, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 1,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of December 31, 2014, the Company accrued interest in the amount of $102 and recorded $510, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $23,024. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and 2013, the Company accrued interest in the amount of $296 and $65, respectively, and recorded $503, as an in-kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $24,980. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. On March 6, 2014 the Company executed an unsecured, interest bearing promissory note, due on March 6, 2024, payable to the same stockholder in the amount of $6,425. Pursuant to the terms of these notes, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014, the Company accrued interest for both notes in the amount of $374 and record $681 as in-kind contribution of interest. As of September 30, 2013, the Company accrued interest on one of the notes in the amount of $70.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $12,092. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and 2013, the Company accrued interest in the amount of $155 and $34, respectively, and recorded $264, as an in-kind contribution of interest.

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

On September 17, 2014 the Company issued 1,000,000 shares of common shares in exchange for legal services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014. (See Note 6)

For the three months ended December 31, 2014, the Company recorded $3,219 as an in kind contribution of interest.

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

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 5   RELATED PARTY TRANSACTIONS

On June 3, 2014 the Company executed an unsecured, interest bearing promissory note, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014, the Company accrued interest in the amount of $65 and recorded $207, as an in kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to one of its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and 2013, the Company accrued interest in the amount of $24 and $5, respectively, and recorded $41 as an in kind contribution of interest. (See Note 2).

On September 22, 2014 Miguel Sebastia, the Company’s officer and Director resigned. For the services rendered the director will receive the following compensation:

—	Immediate payment upon execution of this Agreement in the amount of $20,000. Simultaneously, Director shall return his 4,500,000 shares for no consideration. On February 9, 2015, Mr. Sebastia returned 1,000,000 shares to the Company (See Note 7).

—	Payment in the amount of $70,000 within three months of the date of execution of this Agreement

—	In the event the Company does not timely pay the Director the $70,000 balance due, then 3,500,000 of the shares he owns shall be returned.

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

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From August 2013 through the date hereof, we have incurred approximately $49,650 in expenses associated with the development of our ecommerce solution representing approximately 3,500 work hours. We have a team divided into three departments ((i) Management and Design, (ii) Development and (iii) Computer Programming) and a multidisciplinary group has worked to develop the design, the applications, the software and server. The work that has been done to date has been in connection with design of the website, the backend solution, the development of APPS and development of 3D APPS.

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

Ournett has also negotiated with Best Buy and Softlayer to handle purchases for future bloggers and users. We have also engaged a musician and artist.

Our specific goal is to:

-	continue to engage consultants for the design and development of our web site and e-commerce platform; and

-	negotiate and finalize agreements with bloggers to assist in the marketing and advertising of our e-commerce marketplace.

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services. We believe that we will have to spend approximately $10,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place. We expect that our website will be fully functional no later than August 31, 2015. While developing our website, we expect to concurrently finalize our agreements with our bloggers. If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

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

Results of Operations

For the three months ended December 31, 2014, the Company incurred net losses from operations in the amount of $48,468, compared to net loss of $77,562 for the same period in 2013, and the Company has an accumulated deficit in the amount of $445,861 for the period from Inception to December 31, 2014. For the three months ended December 31, 2014, the Company incurred general and administrative expenses in the amount of $44,856 compared to $77,407 for the same period in 2013. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

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

As of December 31, 2014, we had $448 of cash on hand. We expect that we will be able to continue in operations until June 30, 2015 as a result of the of the proceeds we received on March 12, 2015 from the sale of a convertible note to an investor for a purchase price of $25,000.

On September 19, 2013, we executed an unsecured, non-interest note bearing, due on September 18, 2023 promissory note payable to Alfonso Lloret Garcia, a shareholder of our company, in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest note bearing, due on September 18, 2023 promissory note payable to Acisclo Perez Moral, a shareholder of our company, in the amount of $23,024. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest note bearing, due on September 18, 2023 promissory note payable to Jose Corominas Soler, a shareholder of our company, in the amount of $24,980. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On September 19, 2013, we executed an unsecured, non-interest note bearing, due on September 18, 2023 promissory note payable to Ruperto Serra Roldos, a shareholder of our company, in the amount of $12,092. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

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

On June 3, 2014 the Company executed an unsecured, interest bearing note, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

On August 4, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date.

As a result of the above financings, we have promissory notes outstanding in the aggregate principal amount of $103, 417 as of December 31, 2014.

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

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company has no revenues, used cash in operations of $14,567 for the three month period ended December 31, 2014 from inception and has an accumulated deficit of $445,861 through December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings.

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On October 31, 2014, the Company issued 1,000,000 shares to its outside legal counsel as part of its retainer fee payment. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 3. Defaults

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Ournett Holdings, Inc. (1)
3.2	Bylaws of Ournett Holdings, Inc. (1)
4.1	Form of Promissory Note issued to the September 2013 Investors (1)
4.2	Form of Subscription Agreement by and between the Company and the March 31, 2014 investor (2)
4.3	Form of Promissory Note issued to the March 2014 Investor (2)
10.1	Consulting Agreement entered between the Company and David Vara dated March 7, 2014 (2)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32.1	Certification of the CEO under 18 U.S.C. Section 1350
32.2	Certification of the CFO under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on November 19, 2013.

(2)	Incorporated by reference to the Form S-1/A Registration Statement as filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 17th day of April, 2015.

OURNETT HOLDINGS, INC.

By:	/s/ Xavier Rey
Xavier Rey
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Fernando Koatz
Fernando Koatz, President Chief Financial Officer (Principal Financial and Accounting Officer)

