Form 10-K/A
period 2014-09-30
Ournett Holdings, Inc.
filed 2015-07-24
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 42,662,440 shares as of July 20, 2015.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Explanatory Note

The purpose of this Amendment No. 1 to Ournett Holdings Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amendment No. 1 to reflect our need to receive an opinion on our audited financials for our stock to become eligible for quotation on the OTC Markets. Accordingly, investors should no longer rely upon the Company's previously released financial statements and related auditors' reports for these periods or any earnings releases or other communications relating to these periods.

On May 19, 2015, we notified M&K CPAS, PLLC (the “Former Auditor”) that it has been dismissed for no cause as our independent registered public accounting firm effective as of the date of such notice. On May 19, 2015, we engaged MaloneBailey, LLP (“New Auditor”) as our independent registered public accounting firm for our fiscal year ending September 30, 2015. The financial statements contained in this Amendment No. 1 have been audited by the New Auditor. All disclosure in this Amendment No. 1 pertaining to our auditors in Items 9 and 14 pertain to the Former Auditor and are as of the date of the filing of the original Form 10-K. See the Company’s Current Report on Form 8-K, filed on May 22, 2015, for disclosure regarding our change in auditors.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

2

OURNETT HOLDINGS, INC.

PART I

ITEM 1.	Business

Our Background

Ournett Holdings, Inc.(“Ournett”, the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Nevada on August 26, 2013.  We operate through our wholly-owned subsidiary, Ournett Corporation, a New York corporation.  Our fiscal year end is September 30. Our offices are located at 122 East 42nd Street, New York, New York 10168.

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

Recent Developments

Initially, we were focused on forming our company and other administrative matters.  We have recently begun our web design, engaged software developers and other service providers.   Our multidisciplinary team , consisting of our executive officers and outside consultants, has been divided into three departments: A Management and Design Team, a Development Team and Computer Programming and APPS and Server Team, all of which now work under the guidance of our CEO.  Each officer and consultant working within the three departments is assigned specific work hours within each month and specific work to be performed by each officer and consultant during his or her scheduled work hours.   Our website is located at www.ournett.com, which is currently under construction .  We are currently negotiating agreements with potential merchant partners and bloggers.  There is no guarantee that we will successfully enter agreements with bloggers or merchant partners.

Until our website is fully operational and our network infrastructure and transaction processing systems are in place, we will not be able to provide our services. We expect that our website will be fully functional by the end of our fiscal year end of 2015 (September 30, 2015).  We believe that we will have to spend approximately $3,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  Once the website goes live, we expect that we will need to spend at minimum $25,000 per year to maintain our website.  If we are unable to negotiate suitable terms with service providers to assist in the development and maintenance of our website and software and to attract users to our website, we may have to suspend or cease operations.  After the website is developed and we have entered agreements with our merchant partners and bloggers, we intend to commence marketing to our end users.

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

Our Competition

In recent years, a substantial number of competing group buying sites have emerged around the world. Our major domestic competitors will include Woot, Groupon, Google, Microsoft, Eversave, Buy With Me and Living Social. These competitors offer substantially the same or similar product offerings that we intend to, although none of our competitors employ anything similar to the shareholder-blogger component of our company’s structure and business model.  We will also compete with businesses that focus on particular merchant categories or markets.  We will also compete with traditional offline discount services, as well as newspapers, magazines and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our target market include the following:

●	breadth of subscriber base and merchants featured;

●	local presence and understanding of local business trends;

●	ability to deliver a high volume of relevant deals to consumers;

●	ability to produce high purchase rates for deals among subscribers;

●	ability to generate positive return on investment for merchants; and

●	strength and recognition of our brand.

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

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

There is presently no public market for our common stock and there has never been a market for our common stock. We are currently seeking to have our common stock become eligible for quotation on the OTC QB Markets. We expect our stock to become eligible for quotation on the OTC Markets during our fiscal year ending September 30, 2015. However, there can be no assurance that we will be able to obtain eligibility for our common stock on the OTC Market or any other interdealer quotation system or other trading market.

As of March 16, 2015, there were 46 holders of record of our common stock. We have paid no cash dividends and have no outstanding options.

Transfer Agent

We have retained VStock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516 as our transfer agent.

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

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide the information required by this Item 6.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Ournett has also negotiated with Best Buy and Softlayer to handle purchases for future bloggers and users. We have not entered into a definitive agreement yet with Best Buy and Softlayer and continue to have negotiations with them and other vendors. We have also had discussions to hire a musician and artist to help market our platform. To date, no definitive agreements have been entered into.

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services.  We believe that we will have to spend approximately $3,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  We expect that our website will be fully functional no later than the end of our fiscal year end of 2015 (September 30, 2015).  While developing our website, we expect to concurrently finalize our agreements with our bloggers.  If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

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

In the event Ournett’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Ournett could be required to obtain additional funds earlier than expected.  Ournett does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Ournett ’s business, financial condition, and results of operations will be materially and adversely affected

Until required for operations, Ournett’s policy will be to invest its cash reserves in bank deposits. Ournett expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Ournett ’s control.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ournett Holdings, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Ournett Holdings, Inc. and its subsidiary (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended September 30, 2014 and the period from August 26, 2013 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ournett Holdings, Inc. and its subsidiary as of September 30, 2014 and 2013, and the results of their operations, changes in shareholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

July 24, 2015

Ournett Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS
	September 30, 2014	September 30, 2013
Current Assets
Cash	$2,515	$87,071
Prepaid expenses	—	3,000
Total Assets	$2,515	$90,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$68,429	$—
Accounts payable – Related Party	19,000	—
Accrued interest	45	1
Accrued interest – related party	735	18
Total Current Liabilities	88,209	19

Long Term Liabilities

Note payable	141,521	60,096
Note payable - related party	11,896	1,896

Total Liabilities	241,626	62,011

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 41,062,440 and 39,146,500 issued and outstanding	411	391
Treasury stock, 1,000,000 shares	(20,000)	—
Additional paid-in capital	152,871	107,793
Stock payable	25,000	—
Stock subscription receivable	—	(241)
Accumulated Deficit	(397,393)	(79,883)

Total Stockholders’ Equity (Deficit)	(239,111)	28,060

Total Liabilities and Stockholders’ Equity (Deficit)	$2,515	$90,071

See accompanying notes to consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

 Consolidated Statements of Operations

	Year ended September 30, 2014	For the Period From August 26, 2013 (Inception) to September 30, 2013

Revenue	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating Expenses
General and Administrative	311,436	79,877
Total Operating Expenses	311,436	79,877

Loss from Operations	(311,436)	(79,877)

Other Expenses
Interest Expense, net	(6,074)	(6)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(317,510)	(79,883)

Provision for Income Taxes	—	—

NET LOSS	$(317,510)	$(79,883)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year – Basic and Diluted	39,989,922	6,662,029

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

(B) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. As reflected in the accompanying financial statements for the year ended September 30, 2014, the Company used cash in operations of $189,708 and has a net loss of $317,510. These factors among others create substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	September 30, 2014	September 30, 2013

Deferred tax liability:	$—	$—
Deferred tax asset
Net Operating Loss Carryforward	132,364[1]	28,905
Valuation allowance	(132,364)	(28,905)
Net deferred tax asset		—
Net deferred tax liability	$—	$—

	September 30, 2014	September 30, 2013

Federal
Current	—	—
Deferred	—	—
	—	—
State and Local
Current	—	—
Deferred	—	—

1 As of September 30, 2014, the Company had an unused net operating loss carryover approximating $132,000 that is available to offset future taxable income up and until 2033 and 2034.

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

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

○	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2014 and September 30, 2013.

○	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

○

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

As of the fiscal years ended September 30, 2014 and September 30, 2013, we did not have any material financial instruments to report.

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

NOTE 3   NOTES PAYABLE

On September 8, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $50,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 2,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of September 30, 2014, the Company accrued interest in the amount of $30 and recorded $211, as an in-kind contribution of interest. . For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a "beneficial conversion feature" ("BCF") and related debt discount..

On August 4, 2014 the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000 .. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 1,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of September 30, 2014, the Company accrued interest in the amount of $39 and recorded $273, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a "beneficial conversion feature" ("BCF") and related debt discount.

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

For the year ended September 30, 2013, the Company issued 7,605,000 shares of its common at a purchase price of $0.014 per share, which were valued at $106,470.

(B) Stock Issued for Services and Interest

For the year ended September 30, 2014, the Company issued 450,000 shares of common stock in exchange for consulting services valued at $6,300 ($0.014/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On September 17, 2014 the Company issued 1,000,000 shares of common shares in exchange for legal services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014. The shares were reflected as common stock payable on the accompanying balance sheet. (See Note 6)

For the year ended September 30, 2014, the Company recorded $5,312 as an in kind contribution of interest.

For the year ended September 30, 2013, the Company issued 100,000 shares of its common stock in exchange for consulting services valued at $1,400 ($0.014/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

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

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

NOTE 5  RELATED PARTY TRANSACTIONS

Amounts payable to the related party of $19,000 and $0 were recorded as of September 30, 2014 and 2013, respectively.

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

For the year ended September 30, 2014 the Company paid $20,000 to Mr. Sebastia. On February 9, 2014, the Company amended the agreement and agreed to pay Mr. Sebastia a total of $90,000 in exchange for 4,500,000 shares of its common stock by December 22, 2014 of which $20,000 was previously paid. However, since no additional payment was made to Mr. Sebastia, he will keep the 3,500,000 in stock and the Company will seek to repurchase the remaining 3,500,000 shares when it has the funds to pay the remaining $70,000 repurchase price. The Company recorded $20,000 as a repurchase of treasury stock.

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

On March 12, 2015, the Company issued a convertible note in the principal amount of $25,000 to an investor. This convertible note matures on March 11, 2025. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a "beneficial conversion feature" ("BCF") and related debt discount. In connection with the note, the Company entered into a compensation agreement, where the Company will issue 2,000,000 shares of common stock to a consultant as a finder’s fee compensation service valued at $50,000 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position	Director/Officer Since
Xavier Rey	52	Chief Executive Officer and Director	April 8, 2014
Fernando Koatz	57	Chief Financial Officer, President and Director	August 26, 2013
Manuel Sole Carrizo	53	Treasurer, Secretary and Director	April 21, 2014
Alfonso Lloret Garcia		Director	April 21, 2014*

* On June 25, 2015, Alfonso Lloret Garcia resigned as Director of the Company and the Board of Directors accepted the resignation. A Form 8-K was filed on July 1, 2015 by the Company disclosing the resignation.

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

Alfonso Lloret Garcia – Director

From 1999 through June 25, 2015, Alfons Lloret Garcia has held the position of Manager at Telefonia Sant Feliu S.L. and from 2002 through the present, Mr. Lloret has held the position of Manager at Daifu Systems S.L. On June 25, 2015, Mr. Garcia resigned from his position as Director. A Form 8-K was filed on July 1, 2015 disclosing Mr. Garcia’s resignation.

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

The Board functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board has determined that its directors are not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid by us to M&K CPAS PLLC, Fiondella, Milone & LaSaracina LLP and Berman & Company, P.A. for professional services rendered for the fiscal years ended September 30, 2013 and 2014:

Fee Category	Fiscal 2013 Fees	Fiscal 2014 Fees
Audit Fees	$5,500	$12,162
Audit Related Fees	0	14,000
Tax Fees
All Other Fees

Total Fees	$5,500	$26,162

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Fiondella, Milone & LaSaracina LLP in connection with statutory and regulatory filings or engagements in fiscal year ended September 30, 2014.  We paid MaloneBailey LLP, audit fees of $5,500 for each fiscal year ended in September 30, 2014 and 2013 for a total audit fee of $11,000.

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

The following exhibits are included with this Annual Report on Form 10-K/A:

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
31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 24th day of July, 2015.

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