Form 10-Q/A
period 2014-12-31
Ournett Holdings, Inc.
filed 2015-07-30
CIK 1590685

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

There were 42,662,440 shares outstanding of registrant’s common stock, par value $.00001 per share, as of July 20, 2015.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Explanatory Note

The purpose of this Amendment No. 1 to Ournett Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 is to have our New Auditor (as defined below) re-perform the work of our Former Auditor (as defined below).

We are filing this Amendment No. 1 to reflect the re-performance of the work that is required for our stock to become eligible for quotation on the OTC Markets. Accordingly, investors should no longer rely upon the Company's previously reviewed financial statements for this period or any earnings releases or other communications relating to this period.

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

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-Q is being amended by this Form 10-Q/A.

OURNETT HOLDINGS, INC.

Ournett Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

ASSETS	December 31, 2014	September 30, 2014
	(Unaudited)
Current Assets
Cash	$448	$2,515
Total Assets	$448	$2,515

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$89,718	$68,429
Accounts payable - related party	28,000	19,000
Accrued interest	1,084	735
Accrued interest - related party	89	45
Total Current Liabilities	$118,891	$88,209
Long Term Liabilities
Note payable	141,521	141,521
Note payable - related party	11,896	11,896
Total Liabilities	272,308	241,626

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,	—	—
none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
42,062,440 and 41,062,440 issued and outstanding December 31, 2014 and September 30, 2014, respectively	421	411
Treasury stock, 1,000,000 shares	(20,000)	(20,000)
Additional paid-in capital	181,080	152,871
Stock payable	12,500	25,000
Accumulated Deficit	(445,861)	(397,393)

Total Stockholders' Equity(Deficit)	(271,860)	(239,111)

Total Liabilities and Stockholders' Equity(Deficit)	$448	$2,515

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

See accompanying notes to condensed unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

 Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For The Three Months	For The Three Months
	December 31, 2014	December 31, 2013
Cash Flows Used In Operating Activities:
Net Loss	$(48,468)	$(77,562)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of interest	3,219	—
Changes in operating assets and liabilities:
Increase in accounts payable	21,289	15,596
Increase in accrued expenses	349	155
Increase in accrued expenses - related party	9,044	—
Increase/(Decrease) in prepaid expenses	—	3,000
Net Cash Used In Operating Activities	(14,567)	(58,811)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12,500	—
Cash collected from subscription receivable	—	241
Net Cash Provided by Financing Activities	12,500	241

Net (Decrease)/Increase in Cash	(2,067)	(58,570)

Cash at Beginning of Year/Period	2,515	87,071

Cash at End of Year/Period	$448	$28,501

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$—	$—

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

NOTE 2   NOTES PAYABLE - RELATED PARTY

On June 3, 2014 the Company executed an unsecured, interest bearing promissory note, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and September 30, 2014, the Company accrued interest in the amount of $65 and $32, respectively, and recorded $207 as an in kind contribution of interest.

On September 19, 2013 the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of December 31, 2014 and September 30, 2014, the Company accrued interest in the amount of $24 and $20, respectively, and recorded $41, as an in kind contribution of interest (See Note 5).

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

Amounts payable to a law firm owned by our Chief Financial Officer were $28,000 and $19,000 as of December 31, 2014 and September 30, 2014, respectively.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32.1	Certification of the CEO under 18 U.S.C. Section 1350
32.2	Certification of the CFO under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 30th day of July, 2015.

OURNETT HOLDINGS, INC.

By:	/s/ Xavier Rey
Xavier Rey
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Fernando Koatz
Fernando Koatz, President Chief Financial Officer (Principal Financial and Accounting Officer)

