Form 10-Q
period 2015-03-31
Ournett Holdings, Inc.
filed 2015-07-30
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to____________

Commission file number 333-192415

OURNETT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	333-192415	46-3545939
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

122 East 42nd Street, New York, New York 10168
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

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

1

OURNETT HOLDINGS, INC.

Ournett Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS

	March 31, 2015	September 30,
	(Unaudited)	2014
Current Assets
Cash	$10,036	$2,515
Total Assets	$10,036	$2,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$105,051	$68,429
Accounts payable - related party	33,600	19,000
Accrued interest	1,470	735
Accrued interest - related party	119	45
Total Current Liabilities	140,240	88,209

Long Term Liabilities
Note payable	176,246	141,521
Note payable - related party	11,896	11,896
Total Liabilities	328,382	241,626

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 42,662,440 and 41,062,440 issued and outstanding March 31, 2015 and September 30, 2014, respectively	427	411
Treasury stock, 0 and 1,000,000 shares, respectively	—	(20,000)
Additional paid-in capital	204,540	152,871
Stock payable	62,500	25,000
Accumulated Deficit	(585,813)	(397,393)
Total Stockholders’ Equity(Deficit)	(318,346)	(239,111)

Total Liabilities and Stockholders’ Equity(Deficit)	$10,036	$2,515

 See accompanying notes to unaudited condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$—	$—	$—	$—

Cost of Revenue	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
General and Administrative	136,072	84,132	180,928	161,539
Total Operating Expenses	136,072	84,132	180,928	161,539

Loss from Operations	(136,072)	(84,132)	(180,928)	(161,539)

Other Expenses
Interest Expense, net	(3,880)	(160)	(7,492)	(315)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(139,952)	(84,292)	(188,420)	(161,854)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(139,952)	$(84,292)	$(188,420)	$(161,854)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	42,874,800	39,266,500	42,050,285	39,206,169

 See accompanying notes to unaudited condensed consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows
(Unaudited)

	For The Six Months	For The Six Months
	March 31, 2015	March 31, 2014
Cash Flows Used In Operating Activities:
Net Loss	$(188,420)	$(161,854)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	90,000	6,300
In-kind contribution of interest	6,685	—
Changes in operating assets and liabilities:
Increase in accounts payable	36,622	58,217
Increase in accrued expenses	1,425	315
Increase in accrued expenses - related party	13,984	—
Increase/(Decrease) in prepaid expenses	—	3,000
Net Cash Used In Operating Activities	(39,704)	(94,022)

Cash Flows From Financing Activities:
Proceeds from note payable	34,725	—
Proceeds from note payable - related party		6,425
Proceeds from stock subscriptions	12,500	7,025
Cash collected from subscription receivable	—	241
Net Cash Provided by Financing Activities	47,225	13,691

Net (Decrease)/Increase in Cash	7,521	(80,331)

Cash at Beginning of Year/Period	2,515	87,071

Cash at End of Year/Period	$10,036	$6,740

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$—	$—

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. The unaudited condensed financial statements should be read in conjunction with the September 30, 2014 financial statements and footnotes thereto included in the Company’s Annual Report included in Form 10K.

(C) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. As reflected in the accompanying condensed financial statements for the six months ended March 31, 2015, the Company used cash in operations of $59,704 and has a net loss of $188,420. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

NOTE 2	NOTES PAYABLE - RELATED PARTY

On June 3, 2014, the Company executed an unsecured, interest bearing, due on June 3, 2024 promissory note payable to its stockholder in the amount of $10,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2015 and September 30, 2014, the Company accrued interest in the amount of $60 and $25, respectively, and recorded $418, as an in-kind contrition of interest as of March 31, 2015.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On September 19, 2013, the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $1,896. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2015, and 2014, the Company accrued interest in the amount of $29 and $10, respectively, and recorded $83, as an contribution of interest.

NOTE 3	NOTES PAYABLE

On March 12, 2015, the Company issued a convertible note in the principal amount of $25,000 to an investor. This convertible note matures on March 11, 2025. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. In connection with the note, the Company entered into a compensation agreement, where the Company will issue 2,000,000 shares of common stock to a consultant as a finder’s fee compensation service valued at $50,000 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value. As of March 31, 2015, the Company accrued debt issuance costs related to these shares in the amount of $13, which is amortized over the term of the debt.

On February 3, 2015, the Company issued a convertible note in the principal amount of $2,885 to an investor. This convertible note matures on February 3, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $4 and recorded $35, as an in-kind contribution of interest.

On February 4, 2015, the Company issued a convertible note in the principal amount of $3,548 to an investor. This convertible note matures on February 4, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025 until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $5 and recorded $42, as an in-kind contribution of interest.

On January 28, 2015, the Company issued a convertible note in the principal amount of $3,291 to an investor. This convertible note matures on January 28, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025 until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $6 and recorded $104, as an in-kind contribution of interest.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On September 8, 2014, the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $50,000 . Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 2,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of March 31, 2015, the Company accrued interest in the amount of $280 and recorded $2,044, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On August 4, 2014, the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $25,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 1,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. As of March 31, 2015, the Company accrued interest in the amount of $164 and recorded $1,030, as an in-kind contribution of interest. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On September 19, 2013, the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $23,024. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2015 and 2014, the Company accrued interest in the amount of $354 and $122, respectively, and recorded $1,017, as an in-kind contribution of interest.

On September 19, 2013, the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $24,980. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. On March 6, 2014 the Company executed an unsecured, interest bearing promissory note, due on March 6, 2024, payable to the same stockholder in the amount of $6,425. Pursuant to the terms of these notes, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2015 and 2014, the Company accrued interest for both notes in the amount of $454 and $138, respectively, and record $1,376 as in-kind contribution of interest.

On September 19, 2013, the Company executed an unsecured, interest bearing promissory note, due on September 18, 2023, payable to its stockholder in the amount of $12,092. Pursuant to the terms of the note, the loan is interest bearing at 1% per year, on the outstanding balance, due on the maturity date. As of March 31, 2015 and 2014, the Company accrued interest in the amount of $186 and $64, respectively, and recorded $720, as an in-kind contribution of interest.

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

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(B) Stock Issued for Services and Interest

On March 12, 2015, Company will issue 2,000,000 shares of common stock to a consultant as a finder’s fee compensation service valued at $50,000 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value. The consultant agreed orally to defer the receipt of the shares purchased until after the Company receives its ticker symbol from FINRA.

On February 26, 2015, the Company issued 50,000 shares of common stock in exchange for consulting services valued at $1,250 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On February 26, 2015, the Company issued 50,000 shares of common stock in exchange for services valued at $1,250 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value.

On February 16, 2015, the Company issued 1,500,000 shares of common stock in exchange for professional services valued at $37,500 ($0.025/share) based upon the recent third party cash offering price, representing the best evidence of fair value (See Note 6).

On September 17, 2014, the Company issued 1,000,000 shares of common shares in exchange for legal services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014 (See Note 7).

For the six months ended March 31, 2015, the Company recorded $6,685 as an in kind contribution of interest.

(C) Cancellation of Shares

On February 19, 2015, the former officer of the Company returned 1,000,000 shares of the company stock. Shares were recorded as returned and cancelled (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

On September 22, 2014, Miguel Sebastia, the Company’s officer and Director resigned. For the services rendered the director will receive the following compensation:

•	Immediate payment upon execution of this Agreement in the amount of $20,000. Simultaneously, Director shall return his 4,500,000 shares for no consideration. On February 19, 2015, Mr. Sebastia returned 1,000,000 shares to the Company.

•	Payment in the amount of $70,000 within three months of the date of execution of this Agreement

•	In the event the Company does not timely pay the Director the $70,000 balance due, then 3,500,000 of the shares he owns shall be returned.

For the year ended September 30, 2014, the Company paid $20,000 to Mr. Sebastia. On February 9, 2014, the Company amended the agreement and agreed to pay Mr. Sebastia a total $90,000 in exchange for 4,500,000 shares of its common stock by December 22, 2014 of which $20,000 was previously paid. However, since no additional payment was made to Mr. Sebastia, he will keep the 3,500,000 in stock and the Company will seek to repurchase the remaining 3,500,000 shares when it has the funds to pay the remaining $70,000 repurchase price. The Company recorded $20,000 as a repurchase of treasury stock. On February 19, 2015, the 1,000,000 shares were returned and cancelled (See Note 4(C)).

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

Our executive, administrative, and operating offices are located at 122 East 42nd Street, Suite 620, New York, New York 10168. We lease this space from Fernando Koatz, the President, director, and shareholder at no cost.

Amounts payable to a law firm owned by our Chief Financial Officer were $33,600 and $19,000 as of March 31, 2015 and September 30, 2014, respectively.

NOTE 6	COMMITMENTS

On September 17, 2014, the Company entered into a consulting agreement to receive professional services. The Company is required to pay $2,800 per month and issue 1,000,000 shares upon the execution of the agreement. In addition, the Company will pay a fee of $15,000 for additional professional fees of which $5,000 is due upon the execution of the agreement and $10,000 payable on a monthly basis at $2,000 per month starting October 1, 2014. Additionally, on the first anniversary date of the agreement an additional 1,000,000 shares will be issued. Upon issuance shares are fully vested and non-forfeitable. For the year ended September 30, 2014, the Company’s issued 1,000,000 shares in exchange for professional services valued at $25,000 ($0.025/share), based upon the recent third party cash offering price, representing the best evidence of fair value. The shares were validly authorized for issuance, however, the stock transfer agent issued the shares on October 31, 2014. On February 16, 2015 the Company entered into an addendum to the original agreement and issued an additional 1,500,000 shares and accrued $15,000 (See Note 4 (B)).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended March 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes for the period from August 26, 2013 (inception) through March 31, 2015 thereto included in our annual report on For 10-K for the year ended September 30, 2014 and the condensed consolidated unaudited financial statements and related notes included elsewhere in the annual report. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward Looking Statements

Some of the statements contained in this prospectus that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this prospectus, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

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

From August 2013 through the date hereof, we have incurred approximately $49,650 in expenses associated with the development of our ecommerce solution representing approximately 3,500 work hours. We have a team divided into three departments (i) Management and Design, (ii) Development and (iii) Computer Programming) and a multidisciplinary group has worked to develop the design, the applications, the software and server. The work that has been done to date has been in connection with design of the website, the backend solution, the development of APPS and development of 3D APPS.

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

Ournett has also negotiated with Best Buy and Softlayer to handle purchases for future bloggers and users. We have also engaged a musician and artist.

Our specific goal is to:

•	continue to engage consultants for the design and development of our web site and e-commerce platform; and

•	negotiate and finalize agreements with bloggers to assist in the marketing and advertising of our e-commerce marketplace.

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

Results of Operations For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, the Company incurred net losses from operations in the amount of $139,952, compared to net loss from operations of $84,292 for the three months ended March 31, 2014, an increase of $55,660 or, 39.77%. The increase in net loss from operations was primarily the result of higher interest expense due to a substantial increase in the principal amount of notes issued by the Company and slightly higher general and administrative expenses in the period ended March 31, 2015, compared to the same period in 2014. The Company has an accumulated deficit in the amount of $585,813 as of March 31, 2015, compared to $397,393 as of March 31, 2014, representing an increase of $188,420, or 32.1%, in the accumulated deficit. The increase in the accumulated deficit is primarily due to higher losses for the six month period ended March 31, 2015 compared to the six month period ended March 31, 2014. For the three months ended March 31, 2015, the Company incurred general and administrative expenses in the amount of $136,072 compared to $84,132 for the same period in 2014. The higher general and administrative expenses was primarily due to higher professional fees paid during the three months ended March 31, 2015 compared to the same period in 2014. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Results of Operations For the Six Months Ended March 31, 2015 compared to the Six Months Ended March 31, 2014

For the six months ended March 31, 2015, the Company incurred net losses from operations in the amount of $188,420 compared to net loss from operations of $161,854 for the six months ended March 31, 2014, a decrease of $26,566 or, 14.1%. The decrease in net loss from operations was primarily the result of lower professional fees incurred during the six months ended March 31, 2015 compared to the same period in 2014 in which there were higher professional fees incurred in connection with the Company’s registered offering the Company commenced in November 2014. The Company has an accumulated deficit in the amount of $585,813 as of March 31, 2015, compared to $397,393 as of March 31, 2014, representing an increase of $188,420, or 32.1%, in the accumulated deficit. The increase in the accumulated deficit is primarily due to higher losses for the six month period ended March 31, 2015 compared to the six month period ended March 31, 2014. For the six months ended March 31, 2015, the Company incurred general and administrative expenses in the amount of $180,928 compared to $161,539 for the same period in 2014. The lower general and administrative expenses for the six months ended March31, 2015 was primarily due to lower professional fees paid during such period compared to the same period in 2014 in which higher professional fees were incurred in connection with the Company’s registered offering it commenced in November 2014. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

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

As of March 31, 2015, we had $10,036 of cash on hand. We expect that we will be able to continue in operations until June 30, 2015, as a result of the proceeds we received on (a) March 12, 2015, from the sale of a convertible note to an investor for a purchase price of $25,000 on March 12, 2015, (b) January 28, 2015, from the sale of a convertible note to one of our shareholders for a purchase price of $3,291.33, (c) February 3, 2015, from the sale of a convertible note to one of our shareholders for a purchase price of $2,885.00 and (d) February 4, 2015, from the sale of a convertible note to one of our shareholders for a purchase price of $3,548.30.

On March 12, 2015, the Company issued a convertible note in the principal amount of $25,000 to an investor. This convertible note matures on March 11, 2025. Starting September 9, 2015, and provided the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05.

On February 4, 2015, the Company issued a convertible note in the principal amount of $3,548 to an investor. This convertible note matures on February 4, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025 until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $5 and recorded $42, as an in-kind contribution of interest.

On February 3, 2015, the Company issued a convertible note in the principal amount of $2,885 to an investor. This convertible note matures on February 3, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $4 and recorded $35, as an in-kind contribution of interest.

On January 28, 2015, the Company issued a convertible note in the principal amount of $3,291 to an investor. This convertible note matures on January 28, 2016. Starting September 9, 2015, and provide the Company’s common stock is eligible for quotation on the OTC QB Market or the OTC Pink, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025 until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount. As of March 31, 2015, the Company accrued interest in the amount of $6 and recorded $104, as an in-kind contribution of interest.

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

As a result of the above financings, we have promissory notes outstanding in the aggregate principal amount of $176,246 as of March 31, 2015.

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

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company has no revenues, used cash in operations of $9,704 for the six month period ended March 31, 2015, and has an accumulated deficit of $585,813 through March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On February 16, 2015, the Company issued 1,500,000 shares to its outside legal counsel as part of its retainer fee payment. These shares were issued pursuant to the exemptions from the registration requirements of the Securities

Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering because of .

On February 26, 2015, the Company issued 50,000 shares of its common stock to the principals of Berman & Company, P.A. (“Berman”) as partial payment for amounts due to Berman.

On February 26, 2015, the Company issued 50,000 shares of its common stock to the principals of Quality Edgar Solutions, LLC (“Quality Edgar”) as partial payment for amounts due to Quality Edgar.

The shares of the Company’s common stock issued during the three month period ended March 31, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered.

Item 3. Defaults

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

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

