Form 10-Q
period 2015-06-30
Ournett Holdings, Inc.
filed 2015-08-13
CIK 1590685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2015

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

There were 42,662,440 shares outstanding of registrant’s common stock, par value $.00001 per share, as of August 10, 2015.

Prepared By:

Sunny J. Barkats, Esq.

JSBarkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

1

OURNETT HOLDINGS, INC.

Ournett Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS
	June 30, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash	$659	$2,515
Total Assets	$659	$2,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$122,298	$68,429
Accounts payable - related party	42,600	19,000
Accrued interest	1,927	735
Accrued interest - related party	141	45
Total Current Liabilities	166,966	88,209

Long Term Liabilities
Note payable	66,521	66,521
Convertible note payable	123,661	75,000
Note payable - related party	11,896	11,896

Total Liabilities	369,044	241,626

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 42,662,440 and 41,062,440 issued and outstanding	427	411
Treasury stock, 0 and 1,000,000 shares, respectively	—	(20,000)
Additional paid-in capital	209,232	152,871
Stock payable	62,500	25,000
Accumulated Deficit	(640,544)	(397,393)

Total Stockholders’ Equity(Deficit)	(368,385)	(239,111)
Total Liabilities and Stockholders’ Equity(Deficit)	$659	$2,515

See accompanying notes to unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary Consolidated Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
General and Administrative	49,559	62,614	230,487	224,154
Total Operating Expenses	49,559	62,614	230,487	224,154

Loss from Operations	(49,559)	(62,614)	(230,487)	(224,154)

Other Expenses
Interest Expense, net	(5,172)	(179)	(12,664)	(495)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(54,731)	(62,793)	(243,151)	(224,649)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(54,731)	$(62,793)	$(243,151)	$(224,649)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year – Basic and Diluted during the year	42,662,440	40,595,548	42,255,087	39,667,325

See accompanying notes to unaudited consolidated financial statements

Ournett Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows
(Unaudited)

	For The Nine Months	For The Nine Months
	June 30, 2015	June 30, 2014
Cash Flows Used In Operating Activities:
Net Loss	$(243,151)	$(224,649)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	90,000	6,300
In-kind contribution of interest	11,377	—
Changes in operating assets and liabilities:
Increase in accounts payable	53,869	78,471
Increase in accrued expenses	1,882	495
Increase in accrued expenses - related party	23,006	—
Increase/(Decrease) in prepaid expenses	—	3,000
Net Cash Used In Operating Activities	(63,017)	(136,383)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	48,661	—
Proceeds from note payable - related party	—	16,425
Proceeds from stock subscriptions	12,500	4,025
Proceeds from issuance of common stock	—	29,461
Cash collected from subscription receivable	—	241
Net Cash Provided by Financing Activities	61,161	50,152

Net (Decrease)/Increase in Cash	(1,856)	(86,231)

Cash at Beginning of Year/Period	2,515	87,071

Cash at End of Year/Period	$659	$840

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. The unaudited condensed financial statements should be read in conjunction with the September 30, 2014 financial statements and footnotes thereto included in the Company’s Annual Report included in Form 10K.

(C) Going Concern

The activities of the Company have been principally devoted to developing the business plan and raising capital. The Company has not generated any revenue, has incurred expenses and has sustained losses to date. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. As reflected in the accompanying condensed financial statements for the nine months ended June 30, 2015, the Company used cash in operations of $63,017 and has a net loss of $243,151. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

As of June 30, 2015, the Company accrued interest in the amount of $142 and recorded $759, as an in-kind contribution of interest.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015
(unaudited)

NOTE 3	NOTES PAYABLE

On June 11, 2015, the Company issued a convertible note in the principal amount of $2,500 to an investor. This convertible note matures on June 12, 2025. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On June 23, 2015, the Company issued a convertible note in the principal amount of $7,500 to an investor. This convertible note matures on June 22, 2025. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On May 15, 2015, the Company issued a convertible note in the principal amount of $1,695 to an investor. This convertible note matures on May 14, 2025. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

On May 15, 2015, the Company issued a convertible note in the principal amount of $2,242 to an investor. This convertible note matures on May 14, 2025. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.025, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

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

AS OF JUNE 30, 2015
(unaudited)

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

On September 8, 2014, the Company executed an unsecured, interest bearing, due on August 4, 2024 promissory note payable to an unrelated party in the amount of $50,000. Pursuant to the terms of the note, the loans are interest bearing at 1% per year, on the outstanding balance, due on the maturity date. The holder of the note has an option to convert the note into 2,000,000 shares of the Company’s common stock. For the year ended September 30, 2014, the loan balance remains outstanding. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

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

As of June 30, 2015, the Company accrued interest in the amount of $1,146 and recorded $10,617, as an in-kind contribution of interest.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015
(unaudited)

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

For the nine months ended June 30, 2015, the Company recorded $11,377 as an in kind contribution of interest.

(C) Cancellation of Shares

On February 19, 2015, the former officer of the Company returned 1,000,000 shares of the company stock. Shares were recorded as returned and cancelled (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

On September 22, 2014, Miguel Sebastia, the Company’s officer and Director resigned. For the services rendered the director will receive the following compensation:

●	Immediate payment upon execution of this Agreement in the amount of $20,000. Simultaneously, Director shall return his 4,500,000 shares for no consideration. On February 19, 2015, Mr. Sebastia returned 1,000,000 shares to the Company.
●	Payment in the amount of $70,000 within three months of the date of execution of this Agreement
●	In the event the Company does not timely pay the Director the $70,000 balance due, then 3,500,000 of the shares he owns shall be returned.

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

Amounts payable to a law firm owned by our Chief Financial Officer were $42,600 and $19,000 as of June 30, 2015 and September 30, 2014, respectively.

OURNETT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015
(unaudited)

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

NOTE 7	SUBSEQUENT EVENTS

On July 8, 2015, the Company issued a convertible note in the principal amount of $5,000 to an investor. This convertible note matures on July 9, 2025. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.05, until the earlier of six months from the date of issuance, or the date on which FINRA issues a trading symbol to the Company. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company did not record a “beneficial conversion feature” (“BCF”) and related debt discount.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes for the period from August 26, 2013 (inception) through September 14, 2014 thereto included in our annual report on For 10-K for the year ended September 30, 2014 and the consolidated unaudited financial statements and related notes included elsewhere in the annual report. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Ournett has also negotiated with Best Buy and Softlayer to handle purchases for future bloggers and users. We have also engaged a musician and artist.

Our specific goal is to:

●	continue to engage consultants for the design and development of our web site and e-commerce platform; and

●	negotiate and finalize agreements with bloggers to assist in the marketing and advertising of our e-commerce marketplace.

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

Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

For the three months ended June 30, 2015, the Company incurred net losses from operations in the amount of $54,731, compared to net loss from operations of $62,793 for the three months ended June 30, 2014, a decrease of $8,062 or, 12.8%. The decrease in net loss from operations was primarily the result of lower general and administrative expenses in the period ended June 30, 2015, compared to the same period in 2014. The Company has an accumulated deficit in the amount of $640,544 as of June 30, 2015, compared to $397,393 as of June 30, 2014, representing an increase of 243,151, or 61.1%, in the accumulated deficit. The increase in the accumulated deficit is primarily due to higher losses for the nine month period ended June 30, 2015 compared to the nine month period ended June 30, 2014. For the three months ended June 30, 2015, the Company incurred general and administrative expenses in the amount of $49,559 compared to $62,614 for the same period in 2014. The lower general and administrative expenses was primarily due to lower professional fees paid during the three months ended June 30, 2015 compared to the same period in 2014. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Results of Operations for the Nine Months Ended June 30, 2015 compared to the Nine Months Ended June 30, 2014

For the nine months ended June 30, 2015, the Company incurred net losses from operations in the amount of $243,151, compared to net loss from operations of $224,649 for the nine months ended June 30, 2014, an increase of $18,502 or, 8.2%. The increase in net loss from operations was primarily the result of higher interest expense fees incurred during the nine months ended June 30, 2015 compared to the same period in 2014 in which there were lower interest expense fees. The Company has an accumulated deficit in the amount of $640,544 as of June 30, 2015, compared to $397,393 as of June 30, 2014, representing an increase of 243,151, or 61.1%, in the accumulated deficit. The increase in the accumulated deficit is primarily due to higher losses for the nine month period ended June 30, 2015 compared to the nine month period ended June 30, 2014. For the nine months ended June 30, 2015, the Company incurred general and administrative expenses in the amount of $230,487 compared to $224,154 for the same period in 2014. The higher general and administrative expenses for the nine months ended June 30, 2015 was primarily due to higher professional fees paid during such period compared to the same period in 2014. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

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

As of June 30, 2015, we had $659 of cash on hand. We expect that we will be able to continue in operations until September 30, 2015, as a result of the proceeds we expect to receive in selling convertible notes to investors or equity to investors after receiving our ticker symbol from FINRA.

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

As a result of the above financings, we have promissory notes outstanding in the aggregate principal amount of $190,182 as of June 30, 2015.

In the event Ournett’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Ournett could be required to obtain additional funds earlier than expected. Ournett does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Ournett’s business, financial condition, and results of operations will be materially and adversely affected.

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

Going Concern

As reflected in the accompanying consolidated unaudited financial statements, the Company has no revenues, used cash in operations of $63,017 for the nine month period ended June 30, 2015, and has an accumulated deficit of $640,544 through June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. Management has yet to decide what type of offering we will use or how much capital we will attempt to obtain. There is no guarantee that we will be able to raise any capital through any type of offerings.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first nine months of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 12th day of August, 2015.

OURNETT HOLDINGS, INC.

By:	/s/ Xavier Rey
Xavier Rey
CEO and Director (Principal Executive Officer)

By:	/s/ Fernando Koatz
Fernando Koatz President, CFO and Director (Principal Financial and Accounting Officer)

